Form 10-Q
period 1996-03-31
COMMUNITY FINANCIAL CORP /IL/
filed 1996-05-14
CIK 934858

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                -----------------------------------------------

                                   FORM 10-Q


(Mark One)

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1996


                                       OR


[_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


Commission File Number:  0-26292


                          COMMUNITY FINANCIAL CORP.
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)


             ILLINOIS                                        37-1337630
  -------------------------------                        ------------------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                         Identification No.)



  240 E. CHESTNUT STREET, OLNEY, ILLINOIS                     62450-2295
  ----------------------------------------                   ------------
  (Address of principal executive offices                     (Zip Code)


Registrant's telephone number, including area code: (618) 395-8676
                                                    --------------


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety days.  Yes  X   No
                                                  -----   -----

      As of May 2, 1996, the Registrant had 2,512,750 shares of Common Stock issued and outstanding.

                                 CONTENTS

                                                                        PAGE
                                                                        ----

PART I.  FINANCIAL INFORMATION
         ---------------------

 Item 1.  Financial Statements

          Consolidated Balance Sheets as of March 31, 1996
                  and December 31, 1995.................................  3

          Consolidated Statements of Income for the Three-Month
                  Period Ended March 31, 1996 and 1995..................  4

          Consolidated Statements of Cash Flows for the Three-Month
                  Period Ended March 31, 1996 and 1995..................  5

          Consolidated Statements of Stockholders' Equity for the
                  Three-Month Period Ended March 31, 1996...............  7

          Notes to Consolidated Financial Statements....................  8

 Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................  9


PART II.  OTHER INFORMATION
          -----------------

  Item 1.  Legal Proceedings...........................................  12

  Item 2.  Changes in Securities.......................................  12

  Item 3.  Defaults Upon Senior Securities.............................  12

  Item 4.  Submission of Matters to a Vote of Security-Holders.........  12

  Item 5.  Other Information...........................................  12

  Item 6.  Exhibits and Reports on Form 8-K............................  12

SIGNATURES.............................................................  13


                         PART 1 - FINANCIAL INFORMATION
                    COMMUNITY FINANCIAL CORP AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                         MARCH 31   DECEMBER 31
ASSETS                                                     1996         1995
- - ------                                                  ----------- -----------

CASH AND CASH EQUIVALENTS:
  CASH                                                   $    1,262   $    1,255
  INTEREST BEARING DEPOSITS
                                                             11,409        8,622
   TOTAL CASH AND CASH EQUIVALENTS                        ---------    ---------
                                                             12,671        9,877

TIME DEPOSITS                                                     0            0
SECURITIES AVAILABLE FOR SALE (amortized cost                17,170       19,347
  of $17,452 (1996) and $19,527 (1995))
SECURITIES HELD TO MATURITY (estimated market value           3,074        3,113
  of $3,069 (1996) and $3,112 (1995))
MORTGAGE-BACK & RELATED SECURITIES AVAILABLE FOR SALE        33,949       35,520
  (amortized cost of $34,217 (1996) and $35,434(1995))
LOANS RECEIVABLE, net                                       115,118      114,494
FORECLOSED REAL ESTATE, net                                       5            5
REAL ESTATE HELD FOR SALE                                       132          132
ACCRUED INTEREST RECEIVABLE                                   1,175        1,218
PREMISES AND EQUIPMENT, net                                   2,340        2,364
DEFERRED INCOME TAXES                                           463          280
OTHER ASSETS                                                    609          163
                                                          ---------    ---------
      TOTAL ASSETS                                        $ 186,706    $ 186,513
                                                          =========    =========


LIABILITIES AND STOCKHOLDER'S EQUITY
- - ------------------------------------

DEPOSITS                                                  $ 142,451    $ 144,277
FEDERAL HOME LOAN BANK ADVANCES                               5,000        3,000
REPURCHASE AGREEMENTS                                           893            0
ADVANCES FROM BORROWERS FOR TAXES AND INSURANCE                  75           34
ACCRUED INTEREST PAYABLE                                        184          114
ACCRUED INCOME TAXES                                            803          535
OTHER LIABILITIES                                               145          447
                                                          ---------    ---------
      TOTAL LIABILITIES                                    $149,551     $148,407
                                                          ---------    ---------

STOCKHOLDER EQUITY:
  COMMON STOCK, $.01 PAR VALUE PER SHARE:
  7,000,000 SHARES AUTHORIZED; 2,645,000
  AND 2,645,000 SHARES ISSUED AT MARCH 31, 1996
  AND DECEMBER 31, 1995                                    $     26    $      26
  ADDITIONAL PAID-IN CAPITAL                                 25,281       25,281
  ESOP                                                       (1,904)      (2,116)
  SHARES HELD FOR MRP                                        (1,333)           0
  RETAINED EARNINGS-SUBSTANTIALLY RESTRICTED                 15,415       14,971
  UNREALIZED LOSS ON SECURITIES AVAILABLE FOR SALE,
    NET OF RELATED TAXES                                       (330)         (56)
                                                          ---------    ---------
      TOTAL STOCKHOLDER EQUITY                             $ 37,155     $ 38,106
                                                          ---------    ---------
COMMITMENTS AND CONTINGENCIES                                  0.00        0.00

      TOTAL LIABILITIES AND STOCKHOLDER EQUITY             $186,706    $186,513
                                                           ========    ========

See accompanying notes to consolidated financial statements.

                    COMMUNITY FINANCIAL CORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                            1996      1995
                                                          ------------------
INTEREST INCOME:
 INTEREST ON LOANS                                         $2,500    $2,460
 INTEREST ON MORTGAGE-BACKED AND RELATED SECURITIES           558       556
 INTEREST ON INVESTMENTS AND INTEREST-BEARING DEPOSITS        397       158
                                                           ------    ------
  TOTAL INTEREST INCOME                                    $3,455    $3,174
                                                           ------    ------

INTEREST EXPENSE:
 INTEREST ON DEPOSITS                                      $1,634    $1,575
 INTEREST ON OTHER BORROWED FUNDS                              59        12
                                                           ------    ------
  TOTAL INTEREST EXPENSE                                   $1,693    $1,587
                                                           ------    ------

  NET INTEREST INCOME                                      $1,762    $1,587

PROVISIONS FOR LOAN LOSSES                                    (51)       43
                                                           ------    ------
  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      $1,813    $1,544
                                                           ------    ------

NON-INTEREST INCOME:
 SERVICE FEES                                              $  123    $   90
 INSURANCE AND ANNUITY COMMISSIONS                             46       113
 NET GAIN (LOSS) ON SALE OF SECURITIES                          0         0
 GAIN ON SALE OF INSURANCE AGENCY                               0         0
 RECOVERY OF LITIGATION SETTLEMENT                              0         0
 OTHER                                                         28        17
                                                           ------    ------
  TOTAL NON-INTEREST INCOME                                $  197    $  220
                                                           ------    ------

NON-INTEREST EXPENSE:
 COMPENSATION AND BENEFITS                                 $  755    $  557
 OCCUPANCY                                                     52        52
 EQUIPMENT AND FURNISHING                                      83        83
 DATA PROCESSING                                              118       100
 FEDERAL DEPOSIT INSURANCE PREMIUMS                            96        86
 OTHER                                                        214       203
                                                           ------    ------
  TOTAL NON-INTEREST EXPENSE                               $1,318    $1,081
                                                           ------    ------

  INCOME BEFORE INCOME TAXES, EXTRAORDINARY
   ITEM, AND CUMULATIVE EFFECT OF CHANGES
   IN ACCOUNTING PRINCIPLE                                 $  692    $  683

PROVISION FOR INCOME TAXES                                    248       278
                                                           ------    ------

     NET INCOME                                            $  444    $  405
                                                           ======    ======
EARNINGS PER SHARE                                         $ 0.19        NA
                                                           ======    ======


See accompanying notes to consolidated financial statements.

                    COMMUNITY FINANCIAL CORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                                                   THREE MONTHS ENDED
                                                                  MARCH 31    MARCH 31
                                                                    1996        1995
                                                                  --------------------
OPERATING ACTIVITIES:
 NET INCOME                                                       $    444    $    406
 ADJUSTMENTS TO RECONCILE NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
  PROVISION FOR DEPRECIATION                                            54         53
  PROVISION FOR LOAN LOSSES                                            (51)        43
  ACCRETION OF DISCOUNTS ON SECURITIES                                 (18)        (7)
  AMORTIZATION OF PREMIUMS ON SECURITIES                                13         12
  AMORTIZATION OF MRP                                                   70          0
  (INCREASE) DECREASE IN ACCRUED INTEREST RECEIVABLE                    43         22
  (INCREASE) DECREASE IN OTHER ASSETS                                 (446)      (242)
  (DECREASE) INCREASE IN ACCRUED INCOME TAXES                          268        321
  (INCREASE) DECREASE IN DEFERRED INCOME TAXES                        (183)       396
  INCREASE (DECREASE) IN ACCRUED INTEREST PAYABLE                       70         86
  INCREASE (DECREASE) IN OTHER LIABILITIES                            (304)      (398)
  FEDERAL HOME LOAN BANK STOCK DIVIDENDS RECEIVED                        0          0
  DIVIDENDS ON SECURITIES                                                0          0
  LOSS (GAIN) ON SALE OF SECURITIES AND MORTGAGE-BACKED
   AND RELATED SECURITIES                                                0         (5)
  LOSS (GAIN) IN SALE OF PREMISES AND EQUIPMENT                          0          0
                                                                  --------   --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                      $    (40)  $    687
                                                                  --------   --------

INVESTING ACTIVITIES:
  PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE                   0          0
  PROCEEDS FROM SALES OF SECURITIES HELD TO MATURITY                     0          0
  PROCEEDS FROM MATURITIES OF SECURITIES HELD TO MATURITY              125          0
  PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE FOR SALE          2,000         73
  PROCEEDS FROM SALES OF MORTGAGE-BACKED AND RELATED
   SECURITIES                                                            0          0
  PURCHASE OF MORTGAGE-BACKED AND RELATED SECURITIES                     0     (1,029)
  PURCHASE OF SECURITIES AVAILABLE FOR SALE                              0          0
  PURCHASE OF SECURITIES HELD TO MATURITY                               85          0
  PURCHASE OF TIME DEPOSITS                                              0          0
  PROCEEDS FROM MATURING TIME DEPOSITS                                   0         99
  PURCHASE OF LOANS                                                      0          0
  DECREASE (INCREASE) IN LOAN RECEIVABLE                              (624)    (1,380)
  PRINCIPAL COLLECTED ON MORTGAGE-BACKED AND RELATED
   SECURITIES                                                        1,215      1,398
  SFAS 115 ADJUSTMENT                                                  455       (418)
  DECREASE (INCREASE) IN FORECLOSED REAL ESTATE                          0          0
  PURCHASE OF PREMISES AND EQUIPMENT                                   (30)       (19)
  PROCEEDS FROM SALE OF EQUIPMENT                                        0          0
  PURCHASE OF FEDERAL HOME LOAN BANK STOCK                               0          0
  PURCHASE OF FEDERAL RESERVE BANK STOCK                                 0          0
  PROCEEDS FROM SALE OF FEDERAL HOME LOAN BANK STOCK                     0          0
                                                                  --------   --------
   NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES            $  3,226   $ (1,276)
                                                                  --------   --------


                    COMMUNITY FINANCIAL CORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                 MARCH 31    MARCH 31
                                                                   1996        1995
                                                                 --------    --------
FINANCING ACTIVITIES:
 NET INCREASE (DECREASE) IN DEPOSITS                             $ (1,826)   $  3,305
 (DECREASE) INCREASE IN ADVANCES FROM BORROWERS
  FOR TAXES AND INSURANCE                                              41          27
 INCREASE (DECREASE) IN SHORT-TERM BORROWINGS                       2,796      (1,050)
 PROCEEDS FROM SALE OF STOCK                                            0           0
 UNEARNED EMPLOYEE STOCK OWNERSHIP PLAN                                 0           0
 PURCHASE OF SHARES FOR MRP                                        (1,403)          0
                                                                 --------    --------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              $ (392)   $  2,282
                                                                 --------    --------

  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  2,794       1,693

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    9,877       5,439
                                                                 --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 12,671     $ 7,132
                                                                 ========    ========

SUPPLEMENTAL DISCLOSURES:
  ADDITIONAL CASH FLOWS INFORMATION:
   CASH PAID FOR:
    INTEREST ON DEPOSITS, ADVANCES AND
     OTHER BORROWINGS                                            $  1,626    $  1,510

   INCOME TAXES:
    FEDERAL                                                      $      0    $      0
    STATE                                                        $      0    $      0

SCHEDULE OF NONCASH INVESTING ACTIVITIES:
  STOCK DIVIDENDS WERE DISTRIBUTED BY THE
   FEDERAL HOME LOAN BANK OF CHICAGO                             $      0    $      0

SECURITIES, MORTGAGE-BACKED AND RELATED SECURITIES
  TRANSFERRED TO AVAILABLE FOR SALE                              $      0    $      0


                    COMMUNITY FINANCIAL CORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                 NET UNREALIZED
                                      COMMON         PAID-IN        ESOP        MRP     RETAINED  LOSS ON SECURITIES
                                       STOCK         CAPITAL        STOCK      STOCK    EARNINGS  AVAILABLE FOR SALE    TOTAL
                                   -------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1995              $ 26        $ 25,281      ($2,116)    $      0   $14,971         ($56)         $38,106

NET INCOME                                                                                 $ 444          $ 0            $ 444

SALE OF COMMON STOCK                     $ 0             $ 0                                                               $ 0

SHARES HELD FOR ESOP                                                $ 212                                                $ 212

SHARES HELD FOR MRP                                                           ($1,333)                                 ($1,333)

CHANGE IN NET UNREALIZED LOSS ON
 SECURITIES AVAILABLE FOR SALE                                                               $ 0        ($274)           ($274)
                                   -------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1996               $     26         $ 25,281    ($1,904)   ($1,333)   $15,415               ($330)  $37,155
                                   ===========================================================================================



See accompanying notes to consolidated financial statements.

                           COMMUNITY FINANCIAL CORP
                                and SUBSIDIARY

                  Notes to Consolidated Financial Statements

                                March 31, 1996

                                  (Unaudited)

(1)   STOCK CONVERSION
      On June 29, 1995, Community Bank & Trust (the Bank) completed its conversion from a Federally-chartered mutual savings bank to a Federally chartered savings bank and then to a National Bank and was simultaneously acquired by Community Financial Corp (the company), an Illinois corporation, which was formed to act as the holding company of the Bank. At the date of the conversion, the Company completed the sale of 2,645,000 shares of common stock, $.01 par value, to its Eligible Account Holders, Employee Stock Ownership Plan (ESOP), Supplemental Eligible Account Holders, Other Members and a Community Offering at $10.00 per share. Net proceeds from the above transactions, after deducting offering expenses, underwriting fees, and amounts retained to fund the ESOP, totaled $23,113,407.42.

      The Company is primarily engaged in the business of directing, planning and coordinating the business activities of the Bank, which primarily consist of accepting deposits from the general public through its branches and investing these funds in loans in the Bank's market areas and in investment securities and mortgage-backed securities. In the future, the holding company structure will permit the Company to expand the financial services currently offered through the Bank, although there are no definitive plans or arrangements for such expansion at present.

(2)   BASIS OF PRESENTATION
      The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three months ended March 31, 1996 and 1995.

      Prior to its acquisition of the Bank on June 29, 1995, the Company had not issued any stock, had no assets or liabilities, and had not engaged in any business activities other than that of an organizational nature. Accordingly, the unaudited consolidated financial statements included herein as of dates or for periods ended prior to June 29, 1995, reflect the operations of the Bank only.

(3)   PRINCIPLES OF CONSOLIDATION

      The accompanying unaudited consolidated financial statements include the accounts of Community Financial Corp, Community Bank & Trust and its wholly owned subsidiary, Olney Savings Service Corp. All significant intercompany items have been eliminated.

(4)   EARNINGS PER COMMON SHARE
      Income per common share is based on SOP93-6 and that 2,348,760 shares outstanding at March 31, 1996, were outstanding for all periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- - -------------------------------------------------------------------
AND RESULTS OF OPERATIONS
- - -------------------------

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1996 AND DECEMBER 31, 1995.

Total assets remained unchanged during the period. Total cash and cash equivalents (which includes federal funds sold) increased $2.8 million or 28.3% from $9.9 million at December 31,1995 to $12.7 million at March 31,
1996. This higher level of cash was to fund the repurchase of 5% of the Company's common stock originally issued in the conversion. The Bank's loan portfolio reflected modest growth of $624,000, or .5% from $114.5 million at December 31, 1995 to $115.1 million at March 31, 1996. Securities available for sale declined by $2.1 million or 11.3% from $19.3 million at December 31, 1995 to $17.2 million at March 31, 1996 as a result of maturities. Mortgage-back and related securities available for sale declined by $1.6 million or
4.4% from $35.5 million at December 31, 1995 to $33.9 million at March 31, 1996 as a result of principle paybacks. During the three months ended March 31, 1996, the Company's portfolio of investment securities and mortgage-backed and related securities, classified as available for sale pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, decreased capital by $330,000
(net of   taxes) as a result of a decrease in the market value.  Total liabilities increased $1.2 million or .8% from $148.4 million at December 31, 1995 to $149.6 million at March 31, 1996. Deposits declined by $1.8 million or 1.3% from $144.3 million at December 31, 1995 to $142.5 million at March 31, 1996. Federal Home Loan Bank advances increased by $2.0 million or 66.7% from $3.0 million at December 31, 1995 to $5.0 million at March 31, 1996 to offset the deposit decline.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995.

NET INCOME. Net income was $444,000 for the three months ended March 31, 1996, as compared to $405,000 for the three months ended March 31, 1995. This represents an increase of $39,000, or 9.6%.

NET INTEREST INCOME. Net interest income was $1.8 million for the three months ended March 31, 1996 as compared to $1.6 million for the three months ended March 31, 1995. This represents an increase of $175,000, or 11.0%. This increase is the result of the deployment of the net conversion proceeds into interest earning assets which more than offset the decrease in the Company's interest rate spread. The interest rate spread, on an annualized basis, decreased by 69 basis points from 3.81 for the three months ended March 31, 1995 to 3.12 for the three months ended March 31, 1996. This decrease was due to an increase in the Company's cost of funds and the investment of a portion of the conversion proceeds in shorter-term, lower yielding interest earning assets in order to provide liquidity pending deployment of the conversion proceeds into longer term, higher yielding interest earning assets.

INTEREST INCOME. Interest income was $3.5 million for the three months ended March 31, 1996, as compared to $3.2 million for the three months ended March 31, 1995, representing an increase of $281,000, or 8.9%. The increase was due primarily to the interest earned on investments and interest-bearing deposits. The increase in interest income on investments and interest-bearing deposits is due primarily to an increase of $14.6 million in the balance of the investments and interest-bearing deposit accounts from $17.1 million at March 31, 1995 to $31.7 million at March 31, 1996. The balance increase comes from the infusion of capital from the stock conversion.

INTEREST EXPENSE. Interest expense increased by $106,000, or 6.7%, from $1.6 million for the three months ended March 31, 1995 to $1.7 million for the three months ended March 31, 1996. The increase is reflected in the increase in the average cost of 49 basis points, from 4.2% at March 31, 1995 to 4.7% at March 31, 1996. This increase is due to higher prevailing market rates and a shift in the composition of deposits from lower rate products to the higher rate products.

PROVISION FOR LOAN LOSSES. The Company had a recovery of $51,000 and established provisions for loan losses of $43,000 for the three months ended March 31, 1996 and 1995, respectively. In December 1995, a loan was written off based on the estimated low value of the underlying security and provisions for loan losses were established. During March 1996, the security was sold yielding a higher recovery than estimated. The Company's provisions for loan losses for the three months ended March 31, 1995, approximated charge-offs during such period and were made to maintain the allowance for loan losses at an adequate level during that period.

NONINTEREST INCOME. Noninterest income decreased by $23,000, or 10.5%, from $220,000 for the three months ended March 31, 1995 to $197,000 for the three months ended March 31, 1996. This decrease was largely attributable to the reduction in insurance commissions because of the sale of Olney Savings Insurance.

NONINTEREST EXPENSE. Noninterest expense increased by $237,000, or 22.0%, from $1.1 million for the three months ended March 31, 1995 to $1.3 million for the three months ended March 31, 1996. Such increase was due primarily to a $198,000, or 35.5% increase in compensation and benefits. As a result of the stock conversion, the ESOP and MRP benefits program accounts for $123,000 of the increase.

INCOME TAX EXPENSE. The Company's income tax expense was estimated at $248,000 and $278,000 for the three months ended March 31, 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary sources of funds are deposits and proceeds from maturing mortgage-backed and related securities and principal and interest payments on loans and mortgage-backed and related securities. While maturities and scheduled amortization of mortgage-backed and related securities and loans are a predictable source of funds, deposit flows and mortgage payments are greatly influenced by general interest rates, economic conditions, competition and other factors.

        The primary investing activity of the Company is the purchase of investment securities. Other investing activities include originations of loans and purchases of mortgage-backed and related securities. The primary financing activity of the Company is accepting savings deposits and obtaining short-term borrowings through FHLB advances.

        The Company has other sources of liquidity if there is a need for funds. The Company has a portfolio of investment securities and mortgage-backed and related securities with an aggregate market value of $51.1 million at March 31, 1996 classified as available for sale. Another source of liquidity is the Bank's ability to obtain advances from the FHLB of Chicago. In addition, the Company maintains a significant portion of its investments in interest-bearing deposits at other financial institutions that will be available when needed.

        The Company anticipates that it will have sufficient funds available to meet commitments outstanding and to meet loan demanded. As of March 31, 1996, the Bank's ratios of core capital to adjusted total assets was 17.8%, as compared to the required level of 3.0%, respectively. The risk-based capital ratio at that date was 25.2%, as compared to the requirement of 8.0%.

RECENT EVENT

        RECAPITALIZATION OF SAIF. The deposits of the Company are currently insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). Both the SAIF and the Bank Insurance Fund ("BIF") are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF has achieved a fully funded status in contrast to the SAIF and, therefore, the FDIC recently substantially reduced the average deposit insurance premium paid by BIF-insured commercial banks to a level substantially below the average premium paid by SAIF-insured institutions. Such action creates a substantial disparity in the deposit insurance premiums paid by BIF and SAIF members and could place SAIF-insured savings institutions at a significant competitive disadvantage to BIF-insured institutions.

        The House of Representatives and the Senate of the United States provided for a resolution of the recapitalization of the SAIF in the Balanced Budget Act of 1995 (the "Reconciliation Bill") which was vetoed by the President in December 1995 for reasons unrelated to the recapitalization of the SAIF. The Reconciliation Bill provided that all SAIF member institutions would pay a special assessment recently estimated to be a one-time charge of 0.85% of the Company's total SAIF-assessable deposits as of March 31, 1995, or approximately $1.3 million pretax. Such special assessment would be in addition to the Company's annual deposit insurance premium. However, it is anticipated that after the recapitalization of the SAIF, the premiums of SAIF-insured institutions would be reduced comparable to those currently being assessed BIF-insured commercial banks. A balance budget bill subsequently was enacted and signed by the President in April 1996. That bill did not provide for the recapitalization of the SAIF, and there can be no assurance whether the SAIF will be recapitalized, whether the premium disparity between the SAIF and BIF insured institutions will be reduced or eliminated or whether a special assessment will be charged.

        COMMON STOCK REPURCHASE. On April 2, 1996 the Company announced that the Board of Directors had approved a program for the repurchase of up to 132,250 shares of the Company's outstanding common stock, which represents approximately 5% of the shares issued in the conversion. Subsequently the Company has repurchased 132,250 shares. Such shares are being held as treasury shares.

PART II. OTHER INFORMATION
        ------------------

    ITEM 1. LEGAL PROCEEDINGS

    None

    ITEM 2. CHANGES IN SECURITIES

    None

    ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        On January 12, 1996, the Company held a special meeting of stockholders for the purpose of considering and acting upon: (i) approval of the Community Financial Corp. 1996 Stock Option and Incentive Plan (the "Option Plan"); and
(ii) approval of the Community Financial Corp. Management Recognition Plan (the "MRP").

        The following table shows the results of the voting on the Option Plan and MRP.

                        FOR       AGAINST    ABSTAIN    BROKER-NON-VOTES
                     ---------    -------    -------    ----------------

     Option Plan:    1,705,359    302,910     27,189                --
     MRP:            2,023,530    332,438     28,914                --

    ITEM 5.  OTHER INFORMATION

    None

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    None

                                  SIGNATURES


  Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              COMMUNITY FINANCIAL CORP.


Date:  May 9, 1996                            /s/ Shirley B. Kessler
                                              --------------------------------
                                                  Shirley B. Kessler
                                                  President and Chief
                                                  Executive Officer
                                                  (Director and Principal
                                                  Executive Officer)



Date:  May 9, 1996                            /s/ Douglas W. Tompson
                                              --------------------------------
                                                  Douglas W. Tompson
                                                  (Chief Financial Officer)