Form 10-Q
period 1996-06-30
COMMUNITY FINANCIAL CORP /IL/
filed 1996-08-08
CIK 934858

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
- --------------------------------------------------------------------------------

                                   FORM 10-Q



(Mark One)

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1996


                                      OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


Commission File Number:  0-26292


                           COMMUNITY FINANCIAL CORP.
              ---------------------------------------------------
            (Exact name of registrant as specified in its charter)


       ILLINOIS                                                37-1337630
- -------------------------------                             ---------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)


240 E. CHESTNUT STREET, OLNEY, ILLINOIS                        62450-2295
- ----------------------------------------                      ------------
(Address of principal executive offices                        (Zip Code)


Registrant's telephone number, including area code: (618) 395-8676
                                                    --------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety days.  Yes  X   No_____
                                                  -----

      As of July 31, 1996, the Registrant had 2,512,750 shares of Common Stock issued and outstanding.

                                 CONTENTS

                                                                                    Page
                                                                                    ----
PART I.  FINANCIAL INFORMATION
         ---------------------

 Item 1.  Financial Statements


          Consolidated Balance Sheets as of June 30, 1996
                  and December 31, 1995............................................  3

          Consolidated Statements of Income for the Three-Month and Six-Month
                  Periods Ended June 30, 1996 and 1995.............................  4

          Consolidated Statements of Cash Flows for the Three-Month and Six-Month
                  Period Ended June 30, 1996 and 1995..............................  5

          Consolidated Statements of Stockholders' Equity for the
                  Six-Month Period Ended June 30, 1996.............................  7

          Notes to Consolidated Financial Statements...............................  8

 Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations..................................  9


PART II.  OTHER INFORMATION
          -----------------

 Item 1.  Legal Proceedings........................................................ 13

 Item 2.  Changes in Securities.................................................... 13

 Item 3.  Defaults Upon Senior Securities.......................................... 13

 Item 4.  Submission of Matters to a Vote of Security-Holders...................... 13

 Item 5.  Other Information........................................................ 13

 Item 6.  Exhibits and Reports on Form 8-K......................................... 13

SIGNATURES......................................................................... 14

                        PART 1 - FINANCIAL INFORMATION
                    COMMUNITY FINANCIAL CORP AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                             JUNE 30    DECEMBER 31
ASSETS                                                         1996         1995
- ------                                                     -----------  -----------
 CASH AND CASH EQUIVALENTS:
  CASH                                                       $  1,349    $  1,255
  INTEREST BEARING DEPOSITS                                     5,221       8,622
                                                             --------    --------
   TOTAL CASH AND CASH EQUIVALENTS                              6,570       9,877

TIME DEPOSITS                                                       0           0
SECURITIES AVAILABLE FOR SALE (amortized cost
  of $17,465 (1996) and $19,527 (1995))                        17,109      19,347
SECURITIES HELD TO MATURITY (estimated market value
  of $3,048 (1996) and $3,112 (1995))                           3,075       3,113
MORTGAGE-BACK & RELATED SECURITIES AVAILABLE FOR SALE
  (amortized cost of $32,043 (1996) and $35,434(1995))         31,447      35,520
LOANS RECEIVABLE, net                                         120,117     114,494
FORECLOSED REAL ESTATE, net                                        24           5
REAL ESTATE HELD FOR SALE                                           0         132
ACCRUED INTEREST RECEIVABLE                                     1,236       1,218
PREMISES AND EQUIPMENT, net                                     2,638       2,364
DEFERRED INCOME TAXES                                             624         280
OTHER ASSETS                                                      560         163
                                                             --------    --------
      TOTAL ASSETS                                           $183,400    $186,513
                                                             ========    ========

LIABILITIES AND STOCKHOLDER'S EQUITY
- ------------------------------------

DEPOSITS                                                     $138,381    $144,277
FEDERAL HOME LOAN BANK ADVANCES                                 6,500       3,000
REPURCHASE AGREEMENTS                                           1,928           0
ADVANCES FROM BORROWERS FOR TAXES AND INSURANCE                    73          34
ACCRUED INTEREST PAYABLE                                          130         114
ACCRUED INCOME TAXES                                              432         535
OTHER LIABILITIES                                                 326         447
                                                             --------    --------
      TOTAL LIABILITIES                                      $147,770    $148,407
                                                             --------    --------

STOCKHOLDER EQUITY:
  COMMON STOCK, $.01 PAR VALUE PER SHARE:
  7,000,000 SHARES AUTHORIZED; 2,645,000
  AND 2,645,000 SHARES ISSUED AT JUNE 30, 1996
  AND DECEMBER 31, 1995                                      $     26    $     26
  ADDITIONAL PAID-IN CAPITAL                                   25,281      25,281
  TREASURY STOCK (132,250 SHARES)                              (1,749)         --
  GUARANTEE OF ESOP INDEBTEDNESS                               (1,904)     (2,116)
  SHARES HELD FOR MRP (105,800 SHARES)                         (1,263)          0
  RETAINED EARNINGS-SUBSTANTIALLY RESTRICTED                   15,810      14,971
  UNREALIZED LOSS ON SECURITIES AVAILABLE FOR SALE,
    NET OF RELATED TAXES                                         (571)        (56)
                                                             --------    --------
      TOTAL STOCKHOLDER EQUITY                               $ 35,630    $ 38,106
                                                             --------    --------
COMMITMENTS AND CONTINGENCIES                                    0.00        0.00

      TOTAL LIABILITIES AND STOCKHOLDER EQUITY               $183,400    $186,513
                                                             ========    ========

See accompanying notes to consolidated financial statements.

                    COMMUNITY FINANCIAL CORP AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF INCOME
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                           JUNE 30                      JUNE 30
                                                                 1996             1995            1996          1995
                                                            ----------------------------        ----------------------
INTEREST INCOME:
   INTEREST ON LOANS                                            $2,545            $2,343         $5,045         $4,804
   INTEREST ON MORTGAGE-BACKED AND RELATED SECURITIES              528               565          1,086          1,121
   INTEREST ON INVESTMENTS AND INTEREST-BEARING DEPOSITS           345               212            742            369
                                                                ------            ------         ------         ------
     TOTAL INTEREST INCOME                                      $3,418            $3,120         $6,873         $6,294
                                                                ------            ------         ------         ------

INTEREST EXPENSE:
   INTEREST ON DEPOSITS                                         $1,589            $1,752         $3,223         $3,327
   INTEREST ON OTHER BORROWED FUNDS                                 68                 2            127             14
                                                                ------            ------         ------         ------
     TOTAL INTEREST EXPENSE                                     $1,657            $1,754         $3,350         $3,341
                                                                ------            ------         ------         ------

     NET INTEREST INCOME                                        $1,761            $1,366         $3,523         $2,953

PROVISIONS FOR LOAN LOSSES                                          40                24         $  (11)        $   67
                                                                ------            ------         ------         ------

     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        $1,721            $1,342         $3,534         $2,886
                                                                ------            ------         ------         ------

NON-INTEREST INCOME:
   SERVICE FEES                                                 $  123            $  121         $  246         $  213
   INSURANCE AND ANNUITY COMMISSIONS                                46                84             92            195
   NET GAIN (LOSS) ON SALE OF SECURITIES                             0                (5)             0             (5)
   GAIN ON SALE OF INSURANCE AGENCY                                  0               187              0            187
   RECOVERY OF LITIGATION SETTLEMENT                                 0               249              0            249
   OTHER                                                            27                18             55             35
                                                                ------            ------         ------         ------
     TOTAL NON-INTEREST INCOME                                  $  196            $  654         $  393         $  874
                                                                ------            ------         ------         ------

NON-INTEREST EXPENSE:
   COMPENSATION AND BENEFITS                                    $  662            $  468         $1,417         $1,076
   OCCUPANCY                                                        53                53            105            105
   EQUIPMENT AND FURNISHING                                         90               116            173            169
   DATA PROCESSING                                                 103               122            221            201
   FEDERAL DEPOSIT INSURANCE PREMIUMS                               97                85            193            171
   OTHER                                                           206               147            421            349
                                                                ------            ------         ------         ------
     TOTAL NON-INTEREST EXPENSE                                 $1,211            $  991         $2,530         $2,071
                                                                ------            ------         ------         ------

     INCOME BEFORE INCOME TAXES, EXTRAORDINARY
       ITEM, AND CUMULATIVE EFFECT OF CHANGES
       IN ACCOUNTING PRINCIPLE                                  $  706            $1,005         $1,397         $1,689

PROVISION FOR INCOME TAXES                                         310               400            558            678
                                                                ------            ------         ------         ------

    NET INCOME                                                  $  396            $  605         $  839         $1,011
                                                              ========            ======          =====         ======
EARNINGS PER SHARE                                              $ 0.18              0.25         $ 0.36         $ 0.41
                                                              ========            ======          =====         ======

See accompanying notes to consolidated financial statements.

                    COMMUNITY FINANCIAL CORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                      JUNE 30          JUNE 30           JUNE 30      JUNE 30
                                                                        1996             1995              1996         1995
                                                                 ---------------------------------     -----------------------
OPERATING ACTIVITIES:
   NET INCOME                                                     $   395            $    605           $  839       $  1,011
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET
    CASH PROVIDED BY OPERATING ACTIVITIES:
    PROVISION FOR DEPRECIATION                                         54                  53              108            106
    PROVISION FOR LOAN LOSSES                                          40                  24              (11)            67
    ACCRETION OF DISCOUNTS ON SECURITIES                              (26)                  5              (44)            (2)
    AMORTIZATION OF PREMIUMS ON SECURITIES                             15                  (5)              28              7
    AMORTIZATION OF MRP                                                70                   0              140              0
    (INCREASE) DECREASE IN ACCRUED INTEREST RECEIVABLE                (62)                (20)             (19)             2
    (INCREASE) DECREASE IN OTHER ASSETS                                49                 369             (397)           127
    (DECREASE) INCREASE IN ACCRUED INCOME TAXES                      (371)                136             (103)           457
    (INCREASE) DECREASE IN DEFERRED INCOME TAXES                     (161)               (293)            (344)           280
    INCREASE (DECREASE) IN ACCRUED INTEREST PAYABLE                   (54)                (40)              16             46
    INCREASE (DECREASE) IN OTHER LIABILITIES                          183                 483             (121)            85
    FEDERAL HOME LOAN BANK STOCK DIVIDENDS RECEIVED                     0                   0                0              0
    DIVIDENDS ON SECURITIES                                             0                 (10)               0            (10)

    LOSS (GAIN) ON SALE OF SECURITIES AND MORTGAGE-BACKED
     AND RELATED SECURITIES                                             0                   5               (1)             0
    LOSS (GAIN) IN SALE OF PREMISES AND EQUIPMENT                       0                   0                0
                                                                  -------          ----------       ----------       --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                    $   132             $ 1,312           $   91        $ 2,176
                                                                  -------          ----------       ----------       --------


INVESTING ACTIVITIES:
    PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE            1,000                   0            1,000              0
    PROCEEDS FROM SALES OF SECURITIES HELD TO MATURITY                  0                   0                0              0
    PROCEEDS FROM MATURITIES OF SECURITIES HELD TO MATURITY            85                   0              210              0
    PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE FOR SALE           0                  (3)           2,000             70
    PROCEEDS FROM SALES OF MORTGAGE-BACKED AND RELATED
     SECURITIES                                                       204                   0              204            892
    PURCHASE OF MORTGAGE-BACKED AND RELATED SECURITIES                  0              (2,183)               0         (3,212)
    PURCHASE OF SECURITIES AVAILABLE FOR SALE                      (1,000)                  0           (1,000)             0
    PURCHASE OF SECURITIES HELD TO MATURITY                          (170)               (210)             (85)          (210)
    PROCEEDS FROM MATURING TIME DEPOSITS                                0                   0                0             99
    PURCHASE OF LOANS                                                   0                   0                0              0
    DECREASE (INCREASE) IN LOAN RECEIVABLE                         (4,978)             (1,150)          (5,601)        (2,530)
    PRINCIPAL COLLECTED ON MORTGAGE-BACKED AND RELATED
     SECURITIES                                                     1,965                 698            3,180          1,203
    SFAS 115 ADJUSTMENT                                                60                (679)             515         (1,273)
    DECREASE (INCREASE) IN FORECLOSED REAL ESTATE                     (19)                 25              (19)            25
    PURCHASE OF PREMISES AND EQUIPMENT                               (191)                (19)            (221)           (38)
    PROCEEDS FROM SALE OF EQUIPMENT                                     0                   0                0              0
    PURCHASE OF FEDERAL HOME LOAN BANK STOCK                            0                (342)               0           (342)
    PURCHASE OF FEDERAL RESERVE BANK STOCK                              0                   0                0              0
    PROCEEDS FROM SALE OF FEDERAL HOME LOAN BANK STOCK                  0                   0                0              0
                                                                  -------          ----------       ----------      ---------

     NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES          $(3,044)            $(3,863)         $   183      $  (5,316)
                                                                  -------          ----------       ----------      ---------

                    COMMUNITY FINANCIAL CORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30    JUNE 30    JUNE 30   JUNE 30
                                                              1996       1995       1996      1995
                                                            --------------------  -------------------
FINANCING ACTIVITIES:
    NET INCREASE (DECREASE) IN DEPOSITS                     $(4,070)   $(4,814)    $(5,896)  $(1,509)
    (DECREASE) INCREASE IN ADVANCES FROM BORROWERS
     FOR TAXES AND INSURANCE                                     (2)     1,983          39     2,010
    INCREASE (DECREASE) IN SHORT-TERM BORROWINGS              2,632          0       5,428    (1,050)
    PROCEEDS FROM SALE OF STOCK                                   0     23,268           0    23,268
    UNEARNED EMPLOYEE STOCK OWNERSHIP PLAN                        0          0           0         0
    PURCHASE OF SHARES FOR MRP                                    0          0      (1,403)        0
    PURCHASE OF TREASURY STOCK                               (1,749)         0      (1,749)        0
                                                            -------    -------     -------   -------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    $(3,189)   $20,437     $(3,581)  $22,719
                                                            -------    -------     -------   -------
     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (6,101)    17,886      (3,307)   19,579
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            12,671      7,132       9,877     5,439
                                                            -------    -------     -------   -------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 6,570    $25,018     $ 6,570   $25,018
                                                            =======    =======     =======   =======

SUPPLEMENTAL DISCLOSURES:
 ADDITIONAL CASH FLOWS INFORMATION:
  CASH PAID FOR:
   INTEREST ON DEPOSITS, ADVANCES AND
    OTHER BORROWINGS                                        $ 1,725    $ 1,832     $ 3,351   $ 3,342
  INCOME TAXES:
   FEDERAL                                                  $   290    $   217     $   567   $   348
   STATE                                                    $    47    $    32     $    94   $    32

SCHEDULE OF NONCASH INVESTING ACTIVITIES:
 STOCK DIVIDENDS WERE DISTRIBUTED BY THE
  FEDERAL HOME LOAN BANK OF CHICAGO                         $     0    $     0     $     0   $     0

SECURITIES, MORTGAGE-BACKED AND RELATED SECURITIES
 TRANSFERRED TO AVAILABLE FOR SALE                          $     0    $     0     $     0   $     0

                    COMMUNITY FINANCIAL CORP AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                    ADDITIONAL                                      NET UNREALIZED
                                      COMMON         PAID-IN        ESOP        MRP     RETAINED  LOSS ON SECURITIES
                                       STOCK         CAPITAL        STOCK      STOCK    EARNINGS  AVAILABLE FOR SALE     TOTAL
                                    -------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995              $26          $25,281       ($2,116)       $0     $14,971         ($56)          $38,106

NET INCOME                                                                                  $839           $0              $839

SALE OF COMMON STOCK                     $0               $0                                                                 $0

SHARES HELD FOR ESOP                                                  $212                                                 $212

SHARES HELD FOR MRP                                                          ($1,263)                                   ($1,263)

CHANGE IN NET UNREALIZED LOSS ON
 SECURITIES AVAILABLE FOR SALE                                                                $0        ($515)            ($515)

TREASURY STOCK                                       ($1,749)                                                           ($1,749)
                                    -------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1996                 $26          $23,532       ($1,904)  ($1,263)    $15,810        ($571)          $35,630
                                    ===========================================================================================

See accompanying notes to consolidated financial statements.

                    COMMUNITY FINANCIAL CORP and SUBSIDIARY
                  Notes to Consolidated Financial Statements

                                 June 30, 1996

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

(2)  BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three months ended and six months ended June 30, 1996 and 1995.

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

(4)  EARNINGS PER COMMON SHARE

     The earnings per share calculations are based on the average number of shares outstanding of 2,217,987 and 2,293,850 for the quarter end and six months ended June 30, 1996, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------


 COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1996 AND DECEMBER 31,1995.

Total assets decreased by $3.1 million, or 1.7%, from $186.5 million at December 31, 1995 to $183.4 million at June 30, 1996. Total cash and cash equivalents (which includes federal funds sold) decreased by $3.3 million or 33.5% from $9.9 million at December 31,1995 to $6.6 million at June 30, 1996. The decreases were due to the purchases of 105,800 shares of stock for the MRP Trust and 132,250 shares of stock which are being held as treasury stock. The Company's loan portfolio increased by $5.6 million, or 5% from $114.5 million at December 31, 1995 to $120.1 million at June 30, 1996. The growth in loans for the six months ended June 30,1996 was due primarily to increases in agriculture lending and commercial business lending. Securities available for sale declined by $2.2 million or 11.6% from $19.3 million at December 31, 1995 to $17.1 million at June 30, 1996 as a result of maturities. Mortgage-back and related securities available for sale declined by $4.1 million or 11.5% from $35.5 million at December 31, 1995 to $31.4 million at June 30, 1996 as a result of principal paybacks. During the six months ended June 30, 1996, the Company's portfolio of investment securities and mortgage-backed and related securities, classified as available for sale pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, decreased capital by $571,000 (net of taxes) as a result of a decrease in the market value. Total liabilities decreased $637,000 or .4% from $148.4 million at December 31, 1995 to $147.8 million at June 30, 1996. Deposits declined by $5.9 million, or 4.1% from $144.3 million at December 31, 1995 to $138.4 million at June 30, 1996. Federal Home Loan Bank advances increased by $3.5 million or 116.7% from $3.0 million at December 31, 1995 to $6.5 million at June 30, 1996 to offset the deposit decline.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995.

NET INCOME. Net income was $396,000 for the three months ended June 30, 1996, as compared to $605,000 for the three months ended June 30, 1995. This represents a decrease of $209,000. This decrease was primarily due to the recovery of litigation of $249,000 and gain on the sale of an insurance agency of $187,000 (pre-tax) that was booked in the June 30, 1995 quarter end.

Net income was $839,000 for the six months ended June 30, 1996, as compared to $1.0 million for the six months ended June 30, 1995. The decrease in net income was primarily due to the non-recurring gains recognized during the second quarter of 1995 on the sale of an insurance agency and the recovery in a lawsuit.

NET INTEREST INCOME. Net interest income was $1.7 million for the three months ended June 30, 1996 as compared to $1.4 million for the three months ended June 30, 1995. This represents an increase of $395,000, or 28.9%. This increase is primarily the result of the deployment of the net conversion proceeds into interest earning assets, as the average interest earning assets increased by $9.0 million or 5.4%, from $167.1 million June 30, 1995 to $176.1 million June 30, 1996.

Net interest income was $3.5 million for the six months ended June 30, 1996, as compared to $3.0 million for the six months ended June 30, 1995. This represents an increase of $570,000, or 19.3%. The increase was primarily due to the net conversion proceeds performance for the first six months of 1996.

INTEREST INCOME. Interest income was $3.4 million for the three months ended June 30, 1996, as compared to $3.1 million for the three months ended June 30, 1995, representing an increase of $298,000, or 9.6%. The increase was due to a $202,000 increase to the interest earned on loans and a $133,000 increase to the interest earned on investments and interest-bearing deposits. The increase in interest on loans is due primarily to an increase of $4.6 million in the average balance of loans from $114.8 million for the three months ended June 30, 1995, to $119.4 million for the three months ended June 30, 1996. The Company was able to increase its loans primarily through the increased origination of agricultural and commercial business loans. The increase in interest income on investments and interest-bearing deposits is due primarily to the infusion of capital from the stock conversion having a full three months to perform.

Interest income was $6.9 million for the six months ended June 30, 1996, as compared to $6.3 million for the six months ended June 30, 1995, representing an increase of $579,000, or 9.2%. The increase was due primarily to an increase of $13.7 million, or 8.4%, in the average of interest earning assets from $164.0 million for the six months ended June 30, 1995, to $177.7 million for the six months ended June 30, 1996.

INTEREST EXPENSE. Interest expense decreased by $97,000, or 5.5%, from $1.8 million for the three months ended June 30, 1995 to $1.7 million for the three months ended June 30, 1996. The decrease reflects in the decrease of $6.7 million, or 4.4%, in the average balance of deposit liabilities from $153.2 million for the three months ended June 30, 1995 to $146.5 million for the three months ended June 30, 1996. The decrease is primarily due to the run off of $3.8 million of non-transaction accounts of $100,000 or more.

Interest expense for the six months ended June 30, 1996 and June 30, 1995 remained unchanged at $3.3 million for both periods. The average balance of deposit liabilities decreased by $5.6 million, or 3.6%, from $153.2 million for the six months ended June 30, 1995 to $147.6 million for the six months ended June 30, 1996. In order to maintain existing deposits and to attract new deposits, the average cost of funds increased 22 basis points, from 4.3% for the six months ended June 30, 1995 to 4.6% for the six months ended June 30, 1996.

PROVISION FOR LOAN LOSSES. The Company established provisions for loan losses of $40,000 and $24,000 for the three months ended June 30, 1996 and 1995, respectively. For the first six months ended June 30, 1996 and 1995 respectively the provision account has recovered $11,000 and been charged $67,000. The Company's provisions for loan losses approximated charge-offs during such periods and were made to maintain the allowance for loan losses at an adequate level during those periods.

NONINTEREST INCOME. Noninterest income decreased by $458,000, from $654,000 for the three months ended June 30, 1995 to $196,000 for the three months ended June 30, 1996. This decrease was primarily attributable to the recognition of $187,000 on the gain from the sale of the insurance agency and $249,000 from the recovery of a lawsuit.

Noninterest income decreased by $481,000, from $874,000 for the six months ended June 30, 1995 to $393,000 for the six months ended June 30, 1996. This was due to the non-recurring gains recognized from the sale of the insurance agency and the recovery in a lawsuit during the six months ended June 30, 1995.

NONINTEREST EXPENSE. Noninterest expense increased by $220,000, or 22.2%, from $1.0 million for the three months ended June 30, 1995 to $1.2 million for the three months ended June 30, 1996. Such increase was due primarily to a $143,000, or 27.6% increase in compensation and benefits. As a result of the stock conversion, the ESOP and MRP benefits program accounts for $123,000 of the increase. In addition $33,000 of expenses are associated with the Company for the three months ended June 30, 1996 that were not in existence for the three months ended June 30, 1995 .

Noninterest expense increased by $459,000, or 22.2%, from $2.1 million for the six months ended June 30, 1995 to $2.5 million for the six months ended June 30, 1996. The increase was primarily due to a $341,000, or 31.7% increase in compensation and benefits. As a result of the conversion, the ESOP and MRP benefits program accounts for $246,000 of the increase. Other expenses account for $72,000 of the increase which is primarily expenses associated with the Company that reported no expenses for the six month period ended June 30, 1995.

INCOME TAX EXPENSE. The Company's income tax expense was estimated at $310,000 and $400,000 for the three months ended June 30, 1996 and 1995, respectively. For the six months ended June 30, 1996 and 1995 income taxes were estimated to be $558,000 and $678,000 respectively.

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

          The Company has other sources of liquidity if there is a need for funds. The Company has a portfolio of investment securities and mortgage-backed and related securities with an aggregate market value of $48.6 million at June 30, 1996 classified as available for sale. Another source of liquidity is the Bank's ability to obtain advances from the FHLB of Chicago. In addition, the Company maintains a significant portion of its investments in interest-bearing deposits at other financial institutions that will be available when needed.

          The Company anticipates that it will have sufficient funds available to meet commitments outstanding and to meet loan demands. As of June 30, 1996, the Bank's ratios of core capital to adjusted total assets was 19.4%, as compared to the required level of 3.0%, respectively. The risk-based capital ratio at that date was 34.1%, as compared to the requirement of 8.0%.

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

    None

    ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

       On May 2, 1996, the Company held it's annual meeting of stockholders with the sole purpose being the election of Directors whose term expired in 1996.

       The following table shows the results of the voting for the election of Directors.

                                      FOR     AGAINST
                                   ---------  -------
           William O. Cantwell:    2,252,097   55,360
           Charles M. DiCiro:      2,283,197   24,260
           Allen D. Welker:        2,255,097   52,360

    ITEM 5.  OTHER INFORMATION

    None

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  The following exhibit is filed herewith:

         Exhibit 27  Financial Data Schedule

    (b)  No reports on Form 8-K were filed during the quarter ended
    June 30, 1996.

                                  SIGNATURES


  Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      COMMUNITY FINANCIAL CORP.




Date:  August 2, 1996                 /s/ Shirley B. Kessler
                                      -------------------------------------
                                      Shirley B. Kessler
                                      President and Chief Executive Officer
                                      (Director and Principal Executive Officer)



Date:  August 2, 1996                 /s/ Douglas W. Tompson
                                      --------------------------------------
                                      Douglas W. Tompson
                                      (Chief Financial Officer)