Form 10-Q
period 1996-09-30
COMMUNITY FINANCIAL CORP /IL/
filed 1996-11-14
CIK 934858

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                _________________________________________________

                                   FORM 10-Q


(Mark One)

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1996


                                      OR


[_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


Commission File Number: 0-26292


                           COMMUNITY FINANCIAL CORP.
                     --------------------------------------
            (Exact name of registrant as specified in its charter)


   ILLINOIS                                                       37-1337630
---------------                                               -----------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


240 E. CHESTNUT STREET, OLNEY, ILLINOIS                              62450-2295
----------------------------------------                            ------------
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

     As of October 31, 1996, the Registrant had 2,387,112 shares of Common Stock issued and outstanding.

                                 CONTENTS


                                                                                         PAGE
                                                                                         ----
PART I.   FINANCIAL INFORMATION
          ---------------------

 Item 1.  Financial Statements

     Consolidated Balance Sheets as of September 30, 1996
             and December 31, 1995........................................................  3

     Consolidated Statements of Income for the Three-Month and Nine-Month
             Periods Ended September 30, 1996 and 1995....................................  4

     Consolidated Statements of Cash Flows for the Three-Month and Nine-Month
             Period Ended September 30, 1996 and 1995.....................................  5

     Consolidated Statements of Stockholders' Equity for the
             Nine-Month Period Ended September 30, 1996...................................  7

     Notes to Consolidated Financial Statements...........................................  8

 Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................................  9


PART II.  OTHER INFORMATION
          -----------------

  Item 1. Legal Proceedings............................................................... 13

  Item 2. Changes in Securities........................................................... 13

  Item 3. Defaults Upon Senior Securities................................................. 13

  Item 4. Submission of Matters to a Vote of Security-Holders............................. 13

  Item 5. Other Information............................................................... 13

  Item 6. Exhibits and Reports on Form 8-K................................................ 13

SIGNATURES................................................................................ 14

                        PART 1 - FINANCIAL INFORMATION
                    COMMUNITY FINANCIAL CORP AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                            SEPTEMBER 30       DECEMBER 31
ASSETS                                                          1996              1995
                                                            ------------       -----------
CASH AND CASH EQUIVALENTS:
  CASH                                                          $  1,320          $  1,255
  INTEREST BEARING DEPOSITS
  TOTAL CASH AND CASH EQUIVALENTS                                  6,586             8,622
                                                                --------          --------
                                                                   7,906             9,877

TIME DEPOSITS                                                          0                 0
SECURITIES AVAILABLE FOR SALE (amortized cost                     15,414            19,347
  of $15,715 (1996) and $19,527 (1995))
SECURITIES HELD TO MATURITY (estimated market value                3,272             3,113
  of $3,271 (1996) and $3,112 (1995))
MORTGAGE-BACKED & RELATED SECURITIES AVAILABLE FOR SALE           29,156            35,520
  (amortized cost of $29,605 (1996) and $35,434(1995))
LOANS RECEIVABLE, net                                            124,358           114,494
FORECLOSED REAL ESTATE, net                                           53                 5
REAL ESTATE HELD FOR SALE                                              0               132
ACCRUED INTEREST RECEIVABLE                                        1,384             1,218
PREMISES AND EQUIPMENT, net                                        2,665             2,364
DEFERRED INCOME TAXES                                                543               280
OTHER ASSETS                                                         580               163
                                                                --------          --------
      TOTAL ASSETS                                              $185,331          $186,513
                                                                ========          ========


LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------

DEPOSITS                                                        $137,658          $144,277
FEDERAL HOME LOAN BANK ADVANCES                                    8,500             3,000
REPURCHASE AGREEMENTS                                              3,629                 0
ADVANCES FROM BORROWERS FOR TAXES AND INSURANCE                       22                34
ACCRUED INTEREST PAYABLE                                             207               114
ACCRUED INCOME TAXES                                                (292)              535
OTHER LIABILITIES                                                  2,017               447
                                                                --------          --------
      TOTAL LIABILITIES                                         $151,741          $148,407
                                                                --------          --------

STOCKHOLDER EQUITY:
  COMMON STOCK, $.01 PAR VALUE PER SHARE:
  7,000,000 SHARES AUTHORIZED; 2,387,112
  AND 2,645,000 SHARES ISSUED AT SEPTEMBER 30, 1996
  AND DECEMBER 31, 1995                                         $     26          $     26
  ADDITIONAL PAID-IN CAPITAL                                      25,281            25,281
  TREASURY STOCK (257,888 SHARES)                                 (3,411)
  GUARANTEE OF ESOP INDEBTEDNESS                                  (1,904)           (2,116)
  SHARES HELD FOR MRP (105,800 SHARES)                            (1,193)                0
  RETAINED EARNINGS-SUBSTANTIALLY RESTRICTED                      15,239            14,971
  UNREALIZED LOSS ON SECURITIES AVAILABLE FOR SALE,
   NET OF RELATED TAXES                                             (448)              (56)
                                                                --------          --------
      TOTAL STOCKHOLDER EQUITY                                  $ 33,590          $ 38,106
                                                                --------          --------
COMMITMENTS AND CONTINGENCIES                                       0.00              0.00

      TOTAL LIABILITIES AND STOCKHOLDER EQUITY                  $185,331          $186,513
                                                                ========          ========

See accompanying notes to consolidated financial statements.

                    COMMUNITY FINANCIAL CORP AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF INCOME
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                       SEPTEMBER 30               SEPTEMBER 30

                                                                      1996       1995              1996      1995

                                                                    ------------------         ------------------
INTEREST INCOME:

   INTEREST ON LOANS                                                $   2,695     $  2,626     $  7,740      $  7,430
   INTEREST ON MORTGAGE-BACKED AND RELATED SECURITIES                     491          586        1,577         1,707
   INTEREST ON INVESTMENTS AND INTEREST-BEARING DEPOSITS                  324          272        1,066           641
                                                                       ------       ------      -------        ------
     TOTAL INTEREST INCOME                                          $   3,510     $  3,484     $ 10,383      $  9,778
                                                                       ------       ------      -------        ------
INTEREST EXPENSE:
   INTEREST ON DEPOSITS                                             $   1,591     $  1,686     $  4,814      $  5,013
   INTEREST ON OTHER BORROWED FUNDS                                       105           15          232            29
                                                                       ------       ------      -------        ------
     TOTAL INTEREST EXPENSE                                         $   1,696     $  1,701     $  5,046      $  5,042
                                                                       ------       ------      -------        ------

     NET INTEREST INCOME                                            $   1,814     $  1,783     $  5,337      $  4,736

PROVISIONS FOR LOAN LOSSES                                                 45           12     $     34      $     79
                                                                       ------       ------      -------        ------

     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            $   1,769     $  1,771     $  5,303      $  4,657
                                                                       ------       ------      -------        ------

NON-INTEREST INCOME:
   SERVICE FEES                                                     $     125     $    159     $    371      $    372
   INSURANCE AND ANNUITY COMMISSIONS                                       41           41          133           236
   NET GAIN (LOSS) ON SALE OF SECURITIES                                    0            0            0            (5)
   GAIN ON SALE OF INSURANCE AGENCY                                         0            0            0           187
   RECOVERY OF LITIGATION SETTLEMENT                                        0            0            0           249
   OTHER                                                                   26           19           81            54
                                                                       ------       ------      -------        ------
     TOTAL NON-INTEREST INCOME                                      $     192     $    219     $    585      $  1,093
                                                                       ------       ------      -------        ------

NON-INTEREST EXPENSE:
   COMPENSATION AND BENEFITS                                        $   1,308     $    625     $  2,725      $  1,701
   OCCUPANCY                                                               58           56          163           161
   EQUIPMENT AND FURNISHING                                                88           86          261           255
   DATA PROCESSING                                                         99           39          320           240
   FEDERAL DEPOSIT INSURANCE PREMIUMS                                   1,082           96        1,275           267
   OTHER                                                                  248          304          669           653
                                                                       ------       ------      -------        ------
     TOTAL NON-INTEREST EXPENSE                                     $   2,883     $  1,206     $  5,413      $  3,277
                                                                       ------       ------      -------        ------

     INCOME BEFORE INCOME TAXES, EXTRAORDINARY
       ITEM, AND CUMULATIVE EFFECT OF CHANGES
       IN ACCOUNTING PRINCIPLE                                      $    (922)    $    784     $    475      $  2,473

PROVISION FOR INCOME TAXES                                               (351)         275          207           953
                                                                       ------       ------      -------        ------

      NET INCOME                                                    $    (571)    $    509     $    268      $  1,520
                                                                       ======       ======      =======        ======

EARNINGS PER SHARE                                                  $   (0.26)        0.21     $   0.12      $   0.62
                                                                       ======       ======      =======        ======

See accompanying notes to consolidated financial statements.

                    COMMUNITY FINANCIAL CORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                 SEPTEMBER 30             SEPTEMBER 30
                                                               1996       1995          1996       1995
                                                              ------------------       -----------------
OPERATING ACTIVITIES:
  NET INCOME                                                  $  (571)     $  509       $  268     $  1,520
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
   PROVISION FOR DEPRECIATION                                      54          53          162          159
   PROVISION FOR LOAN LOSSES                                       23          12           34           79
   ACCRETION OF DISCOUNTS ON SECURITIES                           (10)        (11)         (54)         (13)
   AMORTIZATION OF PREMIUMS ON SECURITIES                           8           4           36           11
   AMORTIZATION OF MRP                                             72           0          212            0
   (INCREASE) IN ACCRUED INTEREST RECEIVABLE                     (147)       (291)        (166)        (289)
   (INCREASE) DECREASE IN OTHER ASSETS                            (20)         22         (417)         149
   (DECREASE) INCREASE IN ACCRUED INCOME TAXES                   (724)        (99)        (827)         358
   (INCREASE) DECREASE IN DEFERRED INCOME TAXES                    81         610         (263)         890
   INCREASE (DECREASE) IN ACCRUED INTEREST PAYABLE                 77          51           93           97
   INCREASE (DECREASE) IN OTHER LIABILITIES                     1,691        (259)       1,570         (193)
   FEDERAL HOME LOAN BANK STOCK DIVIDENDS RECEIVED                  0           0            0            0
   DIVIDENDS ON SECURITIES                                          0         (10)           0            0
   LOSS (GAIN) ON SALE OF SECURITIES AND MORTGAGE-BACKED
    AND RELATED SECURITIES                                          0           0           (1)           0
   LOSS (GAIN) IN SALE OF PREMISES AND EQUIPMENT                    0           0            0            0
                                                              -------      ------       ------      -------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                 $   534      $  591       $  647      $ 2,768
                                                              --------     ------       ------      -------

INVESTING ACTIVITIES:
   PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE             0           0        1,000            0
   PROCEEDS FROM SALES OF SECURITIES HELD TO MATURITY               0           0            0            0
   PROCEEDS FROM MATURITIES OF SECURITIES HELD TO MATURITY          0           0          210            0
   PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE
    FOR SALE                                                    2,000           0        4,000           70
    PROCEEDS FROM SALES OF MORTGAGE-BACKED AND RELATED
    SECURITIES                                                    453           0          657          892
   PURCHASE OF MORTGAGE-BACKED AND RELATED SECURITIES               0      (1,584)           0       (4,796)
   PURCHASE OF SECURITIES AVAILABLE FOR SALE                        0     (13,325)      (1,000)     (13,325)
   PURCHASE OF SECURITIES HELD TO MATURITY                       (195)       (735)        (280)        (945)
   PROCEEDS FROM MATURING TIME DEPOSITS                             0           0            0           99
   PURCHASE OF LOANS                                                0           0            0            0
   DECREASE (INCREASE) IN LOAN RECEIVABLE                      (4,241)     (1,780)      (9,864)      (4,310)
   PRINCIPAL COLLECTED ON MORTGAGE-BACKED AND RELATED
    SECURITIES                                                  2,000         735        5,180        1,938
   SFAS 115 ADJUSTMENT                                           (123)        499          392         (774)
   DECREASE (INCREASE) IN FORECLOSED REAL ESTATE                  (28)          0          (47)          25
   PURCHASE OF PREMISES AND EQUIPMENT                             (80)          0         (301)         (39)
   PROCEEDS FROM SALE OF EQUIPMENT                                  0           0            0            0
   PURCHASE OF FEDERAL HOME LOAN BANK STOCK                      (200)          0         (200)        (342)
   PURCHASE OF FEDERAL RESERVE BANK STOCK                         (49)          0          (49)           0
   PROCEEDS FROM SALE OF FEDERAL HOME LOAN BANK STOCK               0           0            0            0
                                                              -------    --------       ------     --------
    NET CASH (USED) BY INVESTING ACTIVITIES                   $  (463)   $(16,190)      $ (302)    $(21,507)
                                                              -------    --------       ------     --------

                    COMMUNITY FINANCIAL CORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                                               SEPTEMBER 30               SEPTEMBER 30
                                                              1996      1995            1996       1995
                                                            ------------------         -----------------
FINANCING ACTIVITIES:
   NET (DECREASE) IN DEPOSITS                               $ (723)   $ (4,900)       $ (6,619)  $ (6,409)
   (DECREASE) IN ADVANCES FROM BORROWERS
     FOR TAXES AND INSURANCE                                   (51)     (2,030)            (12)       (20)
   INCREASE IN SHORT-TERM BORROWINGS                         3,701       3,000           9,129      1,950
   PROCEEDS FROM SALE OF STOCK                                   0         (77)              0     23,191
   UNEARNED EMPLOYEE STOCK OWNERSHIP PLAN                        0           0               0          0
   PURCHASE OF SHARES FOR MRP                                    0           0          (1,403)         0
   PURCHASE OF TREASURY STOCK                               (1,662)          0          (3,411)         0
                                                            ------    ---------       --------   --------
    NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES        $1,265    $ (4,007)       $ (2,316)  $ 18,712
                                                            ------    ---------       --------   --------

   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          1,336     (19,606)         (1,971)       (27)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             6,570      25,018           9,877      5,439
                                                            ------    --------        --------   --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $7,906    $  5,412        $  7,906   $  5,412
                                                            ======    ========        ========   ========

SUPPLEMENTAL DISCLOSURES:
ADDITIONAL CASH FLOWS INFORMATION:
 CASH PAID FOR:
  INTEREST ON DEPOSITS, ADVANCES AND
   OTHER BORROWINGS                                         $1,605    $  1,588        $  4,959   $  4,930

 INCOME TAXES:
  FEDERAL                                                   $  290    $    335        $  1,037   $    615
  STATE                                                     $   83    $     39        $    177   $    111

SCHEDULE OF NONCASH INVESTING ACTIVITIES:
 STOCK DIVIDENDS WERE DISTRIBUTED BY THE
  FEDERAL HOME LOAN BANK OF CHICAGO                         $    0    $      0        $      0   $      0

SECURITIES, MORTGAGE-BACKED AND RELATED SECURITIES
 TRANSFERRED TO AVAILABLE FOR SALE                          $    0    $      0        $      0   $      0

                    COMMUNITY FINANCIAL CORP AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                             ADDITTIONAL
                                 COMMON        PAID-IN        TREASURY       ESOP
                                 STOCK         CAPITAL         STOCK        STOCK
                                 ------------------------------------------------
BALANCE, DECEMBER 31, 1995       $26         $25,281               $0       ($2,116)

NET INCOME

SALE OF COMMON STOCK              $0              $0

SHARES HELD FOR ESOP                                                           $212

SHARES HELD FOR MRP


CHANGE IN NET UNREALIZED LOSS ON
 SECURITIES AVAILABLE FOR SALE

TREASURY STOCK                                                ($3,411)
                                 ------------------------------------------------------

BALANCE, SEPTEMBER 30, 1996      $26         $25,281          ($3,411)      ($1,904)
                                 ======================================================

                                                                 NET UNREALIZED
                                      MRP       RETAINED       LOSS ON SECURITIES
                                     STOCK      EARNINGS      AVAILABLE FOR SALE      TOTAL
                                     --------------------------------------------------------
BALANCE, DECEMBER 31, 1995                $0    $14,971                     ($56)     $38,106

NET INCOME                                         $268                       $0         $268

SALE OF COMMON STOCK                                                                       $0

SHARES HELD FOR ESOP                                                                     $212

SHARES HELD FOR MRP                  ($1,193)                                         ($1,193)


CHANGE IN NET UNREALIZED LOSS ON                      0                    ($392)       ($392)
 SECURITIES AVAILABLE FOR SALE

TREASURY STOCK                                                                        ($3,411)
                                     --------------------------------------------------------

 BALANCE, SEPTEMBER 30, 1996         ($1,193)   $15,239                    ($448)     $33,590
                                     =========================================================

See accompanying notes to consolidated financial statements.

                    COMMUNITY FINANCIAL CORP and SUBSIDIARY

                  Notes to Consolidated Financial Statements

                              September 30, 1996

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

(2)  BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three months ended and nine months ended September 30, 1996 and 1995.

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

(4)  EARNINGS PER COMMON SHARE
     The earnings per share calculations are based on the average number of shares outstanding of 2,184,268 and 2,255,532 for the quarter and nine months ended September 30, 1996, respectively.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     -----------------------------------------------------------------------
     RESULTS OF OPERATIONS
     ---------------------

     IMPACT ON RESULTS OF OPERATIONS OF RECENTLY ENACTED FEDERAL GOVERNMENT LEGISLATION

     SPECIAL SAVINGS ASSOCIATION INSURANCE FUND ("SAIF") ASSESSMENT. On September 30, 1996, Federal legislation was enacted and signed into law which provides a resolution to the diparity in the Bank Insurance Fund and SAIF premiums. In particular, the SAIF-insured institutions, such as the Bank, will pay a one-time assessment of 65.7 cents on every $100 of insured deposits held at March 31, 1995. Such payment is due no later than November 27, 1996. As a result of the new law the Company will be required to pay $1,014,733. The cost, net of income tax benefits, will be be approximately $609,000. The Company recorded the one-time charge to earnings during the quarter ended September 30, 1996. Also, beginning January 1, 1997, the current annual minimum SAIF premium of 23 basis points will be reduced to approximately 6.5 basis points.

     COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1996 AND DECEMBER 31, 1995.

     Total assets decreased by $1.2 million, or .6%, from $186.5 million at December 31, 1995 to $185.3 million at September 30, 1996. Total cash and cash equivalents (which includes federal funds sold) decreased by $2.0 million or 20.0% from $9.9 million at December 31,1995 to $7.9 million at September 30, 1996. The decreases were due to the purchases of 105,800 shares of stock for the MRP Trust and 257,888 shares of stock which are being held as treasury stock. The Company's loan portfolio increased by $9.9 million, or 8.6% from $114.5 million at December 31, 1995 to $124.4 million at September 30, 1996. The growth in loans for the nine months ended September 30, 1996 was due primarily to increases in agriculture lending and commercial business lending. Securities available for sale declined by $3.9 million or 20.3% from $19.3 million at December 31, 1995 to $15.4 million at September 30, 1996 as a result of maturities. Mortgage-back and related securities available for sale declined by $6.4 million or 17.9% from $35.5 million at December 31, 1995 to $29.1 million at September 30, 1996 due primarily to principal paybacks. During the nine months ended September 30, 1996, the Company's portfolio of investment securities and mortgage-backed and related securities, classified as available for sale pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, decreased capital by $448,000 (net of taxes) as a result of a decrease in the market value. Total liabilities increased $3.3 million 2.2% from $148.4 million at December 31, 1995 to $151.7 million at September 30, 1996. Deposits declined by $6.6 million, or 4.6% from $144.3 million at December 31, 1995 to $137.7 million at September 30, 1996. Federal Home Loan Bank advances increased by $5.5 million or 183.3% from $3.0 million at December 31, 1995 to $8.5 million at September 30, 1996 to offset the deposit decline. Repurchase agreements increased $3.6 million or 100% from $0.0 at December 31, 1995 to $3.6 million at September 30, 1996. Other liabilities increased $1.6 million or 351.2% from $447,000 at December 31, 1995 to $2.0 million at September 30, 1996. The increase is due to recording the liability of $1.0 million for the special SAIF assessment (which is due to be paid in November, 1996) and a non-recurring $500,000 in estimated cost of terminating the defined benefit plan. Stockholder equity decreased by $4.5 million or 11.9% from $38.1 million at December 31, 1995 to $33.6 million at September 30, 1996. This decrease is due to the purchase of 257,888 shares of treasury stock for $3.4 million and the purchase of 105,800 shares for the MRP program at $1.2 million.

     COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995.

     NET INCOME(LOSS). A net loss of $571,000 was recorded for the three months ended September 30, 1996, as compared to a net income of $509,000 for the three months ended September 30, 1995. This represents a decrease of $1.1 million. This decrease was primarily due to the one time charge of $1.0 million for the special SAIF assessment and an estimated non-recurring $500,000 cost to terminate the defined benefit plan. The restated after tax net income (after taking the two events into consideration) for the three months ended September 30, 1996 would have been $356,000.

     Net income was $268,000 for the nine months ended September 30, 1996, as compared to $1.5 million for the nine months ended September 30, 1995. The decrease in net income was primarily due to the one time charge of $1.0 million for the special SAIF assessment and an estimated non-recurring $500,000 cost to terminate the defined benefit plan. For the nine months ended September 30, 1995 the net gain from the sale of the insurance agency of $187,000 and the recovery of litigation in the amount of $249,000 were reported. The restated after tax net income (after taking the two events into consideration) for the nine months ended September 30, 1996 would have been $1.2 million.

     NET INTEREST INCOME. Net interest income for the three months ended September 30, 1996 and 1995 was $1.8 million respectively.

     Net interest income was $5.3 million for the nine months ended September 30, 1996, as compared to $4.7 million for the nine months ended September 30, 1995. This represents an increase of $601,000, or 12.7%. The increase was primarily due to the net conversion proceeds performance for the first nine months of 1996.

     INTEREST INCOME. Interest income for the three months ended September 30, 1996 and 1995 was $3.5 million for both periods.

     Interest income was $10.4 million for the nine months ended September 30, 1996, as compared to $9.8 million for the nine months ended September 30, 1995, representing an increase of $605,000, or 6.2%. The increase was due primarily to an increase of $310,000, or 4.2%, on interest on loans. The loan portfolio has reflected growth of 7.7% from September 30, 1995 to September 30, 1996.

     INTEREST EXPENSE. Interest expense for the three months ended September 30, 1996 and 1995 was $1.7 million for both periods. This is an improvement, as interest expense remained constant while cost of fund liabilities decreased $1.9 million, or 1.3% for the quarter end September 30, 1995 and increased $3.0 million or 2.0% for the quarter end September 30, 1996.

     Interest expense for the nine months ended September 30, 1996 and September 30, 1995 remained unchanged at $5.0 million for both periods.

     PROVISION FOR LOAN LOSSES. The Company established provisions for loan losses of $45,000 and $12,000 for the three months ended September 30, 1996 and 1995, respectively. For the first nine months ended September 30, 1996 and 1995 respectively the provision account has been charged $34,000 and $79,000. The Company's provisions for loan losses approximated charge-offs during such periods and were made to maintain the allowance for loan losses at an adequate level during those periods.

     NONINTEREST INCOME. Noninterest income decreased by $27,000, from $219,000 for the three months ended September 30, 1995 to $192,000 for the three months ended September 30, 1996. This decrease was primarily attributable to the decrease in service fees.

     Noninterest income decreased by $508,000, from $1.1 million for the nine months ended September 30, 1995 to $585,000 for the nine months ended September 30, 1996. This was due to the non-recurring gains recognized from the sale of the insurance agency and the recovery in a lawsuit during the nine months ended September 30, 1995.

     NONINTEREST EXPENSE. Noninterest expense increased by $1.7 million or 139.1%, from $1.2 million for the three months ended September 30, 1995 to $2.9 million for the three months ended September 30, 1996. Such an increase was due primarily to a special non-recurring SAIF assessment of $1.0 million, an estimated non-recurring cost of $500,000 to terminate the defined benefit plan and $166,000 in cost for the ESOP and MRP benefit programs which resulted from the stock conversion.

     Noninterest expense increased by $2.1 million or 65.2%, from $3.3 million for the nine months ended September 30, 1995 to $5.4 million for the nine months ended September 30, 1996. The increase was primarily due to the non-recurring special SAIF assessment or $1.0 million, the estimated non-recurring charge of $500,000 to terminate the defined benefit plan and $496,000 in cost for the ESOP and MRP benefit plans which resulted from the stock conversion.

     INCOME TAX EXPENSE. The Company's income tax expense (benefit) was estimated at ($351,000) and $275,000 for the three months ended September 30, 1996 and 1995, respectively. For the nine months ended September 30, 1996 and 1995 income taxes were estimated to be $207,000 and $953,000 respectively.

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

     The Company has other sources of liquidity if there is a need for funds. The Company has a portfolio of investment securities and mortgage-backed and related securities with an aggregate market value of $44.6 million at September 30, 1996 classified as available for sale. Another source of liquidity is the Bank's ability to obtain advances from the FHLB of Chicago. In addition, the Company maintains a significant portion of its investments in interest-bearing deposits at other financial institutions that will be available when needed.

     The Company anticipates that it will have sufficient funds available to meet commitments outstanding and to meet loan demands. As of September 30, 1996, the Bank's ratios of core capital to adjusted total assets was 17.8%, as compared to the required level of 3.0%, respectively. The risk-based capital ratio at that date was 29.6%, as compared to the requirement of 8.0%.

RECENT EVENT

     COMMON STOCK REPURCHASE. On August 7, 1996 the Company announced that the Board of Directors had applied for regulatory approval to acquire 396,912 shares of the Company's outstanding common stock, which represents approximately 15% of the outstanding common stock. Subsequently, the Company received regulatory non-objection to repurchase 125,638 shares of common stock which have been repurchased and are being held as treasury shares. The remaining 271,274 shares or 10% of the Company's outstanding common stock is awaiting final regulatory disposition.

PART II. OTHER INFORMATION
         -----------------

  ITEM 1. LEGAL PROCEEDINGS

  None

  ITEM 2. CHANGES IN SECURITIES

  None

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  None

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

  None

  ITEM 5. OTHER INFORMATION

  None

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)  The following exhibit is filed herewith:

       Exhibit 27  Financial Data Schedule

  (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                  SIGNATURES


     Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     COMMUNITY FINANCIAL CORP.



Date:  November 12, 1996             /s/ Shirley B. Kessler
                                     -----------------------------------------

                                     Shirley B. Kessler
                                     President and Chief xecutive Officer
                                     (Director and Principal Executive Officer)



Date:  November 12, 1996             /s/ Douglas W. Tompson
                                     ------------------------------------------
                                     Douglas W. Tompson
                                     (Chief Financial Officer)