Form 10-K405
period 1996-12-31
COMMUNITY FINANCIAL CORP /IL/
filed 1997-03-31
CIK 934858

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                             --------------------
                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

[_] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________ to _______________

                          Commission File No.  0-26292

                           COMMUNITY FINANCIAL CORP.
                  ------------------------------------------
             (Exact name of registrant as specified in its charter)

               Illinois                                  37-1337630
   ----------------------------------              -----------------------
   (State or other jurisdiction                       (I.R.S. employer
   of incorporation or organization)                 identification no.)

   240 E. Chestnut Street, Olney, Illinois                62450-2295
   ---------------------------------------                ----------
   (Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code:  (618) 395-8676

          Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

                     Common stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days.   Yes  X    No
                    ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 24, 1997, the aggregate market value of the 1,802,772 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $27,942,966 based on the closing sale price of $15.50 per share of the registrant's Common Stock on March 24, 1997 as listed on the National Association of Securities Dealers Automated Quotation National Market System. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 24, 1997: 2,370,612.

                      DOCUMENTS INCORPORATED BY REFERENCE

       The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

       1. Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1996. (Parts I, II and IV)
       2. Portions of Proxy Statement for 1997 Annual Meeting of Stockholders. (Part III)

                                     PART I

Item 1.  Business
-----------------

General

       Community Financial Corp. Community Financial Corp. (the "Company") was incorporated under the laws of the State of Illinois in December 1994 at the direction of the Board of Directors of the Community Bank & Trust, sb (the "Savings Bank") for the purpose of serving as the holding company of the Savings Bank upon completion of its conversion from mutual to stock form (the "Stock Conversion"), and then as a bank holding company of Community Bank & Trust, N.A. (the "Bank") following the conversion of the Savings Bank from a federal savings bank to a national bank (the "Bank Conversion"). The Stock Conversion and the Bank Conversion were completed in June 1995 and the Company is now the holding company for the Bank. The Company's principal business is overseeing the business of the Bank and investing the portion of the net Stock Conversion proceeds retained by it. The Company is also registered with the Federal Reserve Board as a bank holding company under the Bank Company Holding Act ("BHCA").

       The Company's executive offices are located at 240 E. Chestnut Street, Olney, Illinois 62450-2295, and its main telephone number is (618) 395-8676.

       Community Bank & Trust, N.A. The Bank is a national bank operating through five offices serving Richland, Coles, Jasper, Lawrence and Wayne Counties and contiguous counties in southeastern Illinois. The Bank was chartered in 1883 as Olney Building and Loan Association. In 1961, the Bank changed its name to Olney Savings and Loan Association. The Bank expanded its branch office network through a series of acquisitions of other financial institutions, acquiring its Lawrenceville and Fairfield offices in 1983, its Charleston office in 1989 and its Newton office in 1990. The Bank became an Illinois state savings bank in July 1992, at which time it adopted the title Community Bank & Trust, sb, and converted to a federally chartered mutual savings bank under the name Community Bank & Trust, fsb in February 1995. Upon completion of the Bank Conversion in June 1995, the Bank became a national bank and adopted its present name. At December 31, 1996, the Bank had total assets of $176.1 million, total deposits of $139.1 million and stockholders' equity of $25.0 million.

       The principal business of the Bank historically has consisted of attracting deposits from the general public and investing these deposits in loans secured by first mortgages on single-family residences in the Bank's market area. To an increasing extent, the Bank originates agricultural loans because of the economic base of the surrounding communities and has recently emphasized the origination of automobile and commercial business loans. The Bank's origination of agricultural, automobile and commercial business loans arises from management's perception of minimal anticipated growth in residential loan demand within the Bank's market area and a local demand for nonresidential loans.

       At December 31, 1996, the Bank's single-family residential mortgage loans, agricultural loans, automobile loans and commercial business loans comprised 37.5%, 9.9%, 24.5% and 16.2%, respectively, of the Bank's total loan portfolio. The Bank derives its income principally from interest earned on loans and, to a lesser extent, interest earned on mortgage-backed and related securities and investment securities and noninterest income. Funds for these activities are provided through operating revenues, deposits and repayments of outstanding loans and mortgage-backed and related securities.

       The Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF") up to the applicable limits for each depositor. The Bank is subject to comprehensive examination, supervision, and regulation by the Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC"). This regulation is intended primarily for the protection of depositors.

       The Bank's executive offices are located at 240 E. Chestnut Street, Olney, Illinois 62450-2295, and its main telephone number is (618) 395-8676.

       Growth Strategy. The Company is actively pursuing opportunities to grow through selective acquisitions of other financial institutions. Acquisitions will be selected based on the extent to which the candidates can enhance the Company's retail presence in new or existing markets and complement the Company's present retail network. In December 1996, the Company signed an agreement for the purchase of all the outstanding stock of American Bancshares, Inc., the holding company for American Bank of Illinois in Highland, an $18 million asset commercial bank with branches in Highland and Pocohontas, Illinois. The acquisition is expected to be completed in the second quarter of 1997.

Market Area

       The Bank conducts its business through its main office in Olney, Illinois and its four branch offices in Lawrenceville, Fairfield, Newton and Charleston, Illinois. The Bank's primary market area consists of Richland, Jasper, Lawrence and Wayne Counties and the eastern two-thirds of Coles County, in Illinois, and each of the Bank's offices is located in the county seat of one of those Counties. The Bank also has loan and deposit customers in Clay, Crawford, Cumberland, Edwards, Effingham, White and Wabash Counties, Illinois, which are contiguous to its primary market area. A significant percentage of the Bank's lending activities are conducted in its primary market area.

       The Bank's market area is largely rural, with the exception of Charleston which is home to a university. The main industry in the Bank's market area is agriculture, with most of the farms being relatively small and family owned.
The local economy also is dependent on light industry. Major employers in the area include Roadmaster, Prairie Farms, Golden Rule Insurance, Airtex, Trailmobile, Wal-Mart and Eastern Illinois University. Oil production has been present in the Bank's market area since the 1920s, but with the decline in oil prices in recent years, production has been significantly reduced. However, related businesses still exist in the area.

Lending Activities

       General. The total loan portfolio totaled $123.8 million at December 31, 1996, representing 66.6% of total assets at that date. It is the Bank's policy to concentrate its lending within its market area. At December 31, 1996, $46.5 million, or 37.5%, of the total loan portfolio, consisted of single-family, residential mortgage loans. Other loans secured by real estate include multi-family residential and real estate loans, which amounted to $2.5 million, or 2.0%, of the total loan portfolio at December 31, 1996. To a lesser extent and as an accommodation to its existing customers, the Bank makes mortgage loans for the purpose of constructing primarily single-family residences. At December 31, 1996, construction loans totaled $770,000, or .6% of the total loan portfolio.

       In addition, the Bank originates commercial business loans and agricultural loans, which include agricultural loans secured by real estate and agricultural operating loans and equipment loans. At December 31, 1996, commercial business loans amounted to $20.1 million, or 16.3%, of the Company's total loan portfolio, and agricultural loans amounted to $12.2 million, or 9.9%, of the total loan portfolio, which included $5.6 million of agricultural loans secured by real estate.

       The Bank also is active in the origination of consumer loans, which primarily consist of automobile loans, credit card loans and, to a lesser extent, home improvement loans, mobile home loans and loans secured by savings deposits. Consumer loans amounted to $41.8 million, or 33.7%, of the total loan portfolio at December 31, 1996.

       Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Company's loan portfolio by type of loan at the dates indicated. At December 31, 1996, the Company had no concentrations of loans exceeding 10% of total loans other than as disclosed below.

                                                       At December 31,
                                            ---------------------------------------
                                                   1996                1995
                                            -------------------  ------------------
                                             Amount       %       Amount      %
                                            ---------  --------  --------- --------
                                                    (Dollars in thousands)
Type of Loan:
------------
Real estate loans:
 Single-family residential................  $ 46,501     37.52%  $ 46,959    40.40%
 Construction.............................       770       .62        576      .50
 Multi-family residential and commercial..     2,494      2.01      2,994     2.57
Agricultural (1)..........................    12,226      9.87      8,763     7.54
Commercial business.......................    20,129     16.24     12,316    10.60
Consumer loans:
 Automobile...............................    30,360     24.50     33,506    28.83
 Credit card..............................     1,879      1.52      1,743     1.50
 Mobile home..............................       850       .69        978      .84
 Educational..............................        29       .02         40      .03
 Deposit account..........................       807       .65        705      .61
 Home improvement.........................       694       .56        819      .70
 Other....................................     7,184      5.80      6,836     5.88
                                            --------   -------   --------  -------
                                             123,923   100.00%    116,235  100.00%
                                                       =======             =======

Less:
 Loans in process.........................        96                  227
 Allowance for loan losses................     1,520                1,514
                                            --------             --------
  Total...................................  $122,307             $114,494
                                            ========             ========

________________
(1) Includes agricultural loans secured by real estate and agricultural loans to finance operating expenses or purchase farm equipment.

     Loan Maturities. The following table sets forth certain information at December 31, 1996 regarding the dollar amount of loans maturing in the portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments which significantly shorten the average life of all mortgage loans and may cause the repayment experience to differ from that shown below.

                                              Due After     Due After
                            Due During the    1 through      5 Years
                             Year Ending    5 Years After     After
                             December 31,   December 31,   December 31,
                                 1997           1996           1996       Total
                            --------------  -------------  ------------  --------
                                               (In thousands)
Real estate mortgage.......     $10,805        $23,331       $14,859     $ 48,995
Real estate construction...         770             --            --          770
Agricultural...............       3,128          3,558         5,540       12,226
Commercial business........       4,937          7,007         8,185       20,129
Consumer...................       7,120         32,949         1,734       41,803
                                -------        -------       -------     --------
 Total.....................     $26,760        $66,845       $30,318     $123,923
                                =======        =======       =======     ========

   The following table sets forth at December 31, 1996 the dollar amount of all loans due after December 31, 1997 which have predetermined interest rates and have floating or adjustable interest rates.


                                  Predetermined      Floating or
                                      Rate       Adjustable Rates (1)
                                  -------------  --------------------

Real estate mortgage............     $18,095            $20,095
Real estate construction........          --                 --
Agricultural....................       9,098                 --
Commercial business.............      15,192                 --
Consumer........................      34,683                 --
                                     -------            -------
  Total.........................     $77,068            $20,095
                                     =======            =======

--------------------
(1) Includes fixed-rate loans that are callable at the election of the Company. See " -- Single-Family Residential Real Estate Lending."


     Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decreases when current mortgage loan market rates are substantially lower than rates on existing mortgage loans.

     Originations, Purchases and Sales of Loans. The Bank generally has authority to originate and purchase loans secured by real estate located throughout the United States. Consistent with its emphasis on being a community-oriented financial institution, the Bank concentrates its lending activities in its market area.

     The Bank's loan originations are derived from a number of sources, including referrals by realtors, depositors and borrowers, as well as walk-in customers. In addition, the Bank originates a portion of its automobile loans on an indirect basis through various automobile dealerships located in the Bank's market area. The Bank also has two officers who are experienced in the areas of agricultural and commercial business lending. One such officer devotes all his time to originating and monitoring such loans and the other devotes a significant portion of his time to such activities, while also serving as a branch manager. The Bank's solicitation programs consist of advertisements in local media, in addition to occasional participation in various community organizations and events. Real estate loans are originated by the Bank's loan officers. All of the Bank's loan officers are salaried, and the Bank does not compensate loan officers on a commission basis for loans originated. With the exception of applications which are originated on an indirect basis through various approved automobile dealerships, loan applications are accepted at each of the Bank's offices. In all cases, however, the Bank has final approval of any loan application.

     Except as described below, the Bank generally does not purchase loans. However, during fiscal 1992, when interest rates were low in relation to historical levels, the Bank repurchased $5.1 million of single-family residential mortgage loans it had sold with recourse in the mid to late 1980's. Such loans carried interest rates ranging from 8% to 10.5% and exceeded yields available to the Bank on comparable loans at the time it repurchased the loans.

     The Bank participates in an informal program with other local banks pursuant to which such participating banks will make loans to assist in community development or the expansion of local business. Under this program, each bank alternates acting as lead lender, and the other banks purchase participation interests, without recourse, in any loans originated. The Bank will not originate a loan or purchase a participation interest in any loan originated pursuant to this program unless the loan meets the Bank's standard underwriting criteria. The Bank retains the servicing on loans where it sells participation interests to other lenders. At December 31, 1996, the Bank had $74,000 of participation loans originated or purchased pursuant to this program.

     In 1989, the Bank acquired its Charleston branch facility, which, prior to such acquisition, sold a 95% participation interest in certain single-family residential mortgage loans to the FHLMC. The Bank continues to service such loans, which had an aggregate principal balance of $257,000 at December 31, 1996.

     Loan Underwriting Policies. The Bank's lending activities are subject to the Bank's written, non-discriminatory underwriting standards and to loan origination procedures prescribed by the Bank's Board of Directors and its management. Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Property valuations are performed by appraisers approved by the Bank's Board of Directors. Real estate loans of up to $75,000 may be approved by branch managers. Shirley B. Kessler, President of the Bank, and Wayne H. Benson, Executive Vice President of the Bank, each have authority individually to approve unsecured loans of up to $50,000 and secured loans of up to $100,000 and together have authority to approve loans of up to $200,000. All loans of between $200,000 and $400,000 must be approved by the Bank's Loan Committee, which consists of five Directors of the Bank, four of whom must be Directors who are not employees of the Bank. All loans in excess of $400,000 must be approved by the full Board of Directors. Individual officers of the Bank have been granted authority by the Board of Directors to approve consumer, commercial business and agricultural loans up to varying specified dollar amounts, depending upon the type of loan.

     When possible, applications for fixed-rate, single-family real estate loans are underwritten and closed in accordance with the standards of FHLMC and FNMA. Included in its portfolio are loans in amounts below minimum FHLMC or FNMA requirements or secured by properties in rural areas that may not conform to secondary market standards. Generally, the Bank compensates for the reduced marketability of these loans through its pricing mechanism.

     It is the Bank's policy to record a lien on the real estate securing the loan and to obtain title insurance or a lawyer's opinion of title which insures that the property is free of prior encumbrances. Borrowers must also obtain hazard insurance policies prior to closing and, when the property is in a flood plain in a participating community, as designated by the Federal Emergency Management Agency, paid flood insurance policies. Upon receipt of a loan application from a prospective borrower, a credit report generally is ordered to verify specific information relating to the loan applicant's employment, income and credit standing. If a proposed loan is to be secured by a mortgage on real estate, an appraisal of the real estate is undertaken by an appraiser approved by the Bank.

     Federal regulations require that all appraisals performed in connection with federally related transactions must be performed by state-certified or state-licensed appraisers. Federally related transactions are defined to include real estate-related financial transactions which the OCC regulates, and would include mortgages made by the Bank. Appraisals by state-certified appraisers will be required for all such transactions having a value of $1.0 million or more. The OCC is authorized to determine other circumstances in which appraisals must be performed by state-certified appraisers. The OCC has adopted regulations requiring that all real estate-related financial transactions engaged in by national banks having a transaction value of $250,000 or more, other than those involving appraisals of one- to four-family residential properties, require an appraisal performed by a state-certified appraiser. One- to four-family residential property financing may require an appraisal by a state-certified appraiser if the amount involved exceeds $1.0 million or the financing involves a "complex" one- to four-family property appraisal. Exceptions are made for financings in which the transaction value is $250,000 or less or when the lien is not necessary security. Illinois currently has a certification program in effect. Management of the Bank does not anticipate that these regulations will have a material effect on its lending activities. It is the policy of the Bank that appraisals be obtained in connection with all loans for the purchase of real estate or to refinance real estate loans where the existing mortgage is held by a party other than the Bank.

     The Bank is permitted to lend up to 100% of the appraised value of the real property securing a mortgage loan. The Bank is required by federal regulations to obtain private mortgage insurance on that portion of the principal amount of any loan that is 90% or greater of the appraised value of the property. The Bank will make a single-family residential mortgage loan with a loan-to-value ratio of up to 90%. The Bank generally limits the loan-to-value ratio on commercial real estate mortgage loans to 75%.

     Under applicable law, with certain limited exceptions, loans and extensions of credit by a national bank to a person outstanding at one time shall not exceed 15% of the institution's unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. The Bank's loans to one borrower were limited to $4.0 million at December 31, 1996. At December 31, 1996, the Bank had no lending relationships in excess of the loans-to-one-borrower limit. At December 31, 1996, the Bank's largest loan was a $2.1 million loan to a health care facility and the Bank's next five largest loans ranged from $1.8 million to $749,000 and included commercial real estate and agricultural loans. All six loans were current and continued to perform in accordance with their terms at December 31, 1996.

     Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

     Single-Family Residential Real Estate Lending. The Bank historically has been and continues to be an originator of single-family, residential real estate loans in its market area. At December 31, 1996, single-family, residential mortgage loans, including FHA/VA loans but excluding home improvement loans, totaled $46.5 million, or 37.5% of the total loan portfolio.

     The Bank generally ceased originating adjustable-rate, single-family residential mortgage loans in the early 1980's, and adjustable-rate mortgage loans remaining in the loan portfolio are either adjustable-rate loans originated before then, adjustable-rate loans obtained in connection with the acquisition of other financial institutions in 1989 and 1990 or fixed-rate callable loans deemed to be adjustable-rate loans as described below. Adjustable-rate loans in the loan portfolio adjust once every one, three or five years, at rates indexed to either the Contract Interest Rate published by the Federal Housing Finance Board or an index based on the cost of funds for thrift institutions in the FHLB Seventh District. The amount of any increase or decrease in the interest rate generally is limited to two percentage points per year, with a limit of five percentage points over the life of the loan.

     Between 1980 and 1990, the Bank originated long-term, residential mortgage loans that are callable, at the option of the Bank, at any time after a one-, three- or five-year period after origination. In the event the Bank calls the loan, the borrowers may elect to renew the loan at the rate offered by the Bank or repay the loan in full. Management estimates that approximately 21% of its single-family mortgage loan portfolio consists of callable loans originated prior to 1990. Though these loans have fixed rates, because they are callable, the Bank considers these loans to be adjustable-rate loans.

     Subsequent to 1990, the Bank generally ceased originating callable residential mortgage loans with long terms and instead emphasized the origination of fixed-rate residential mortgage loans with terms of between one and five years, with payments calculated on the basis of a 15 or 20 year amortization schedule. Upon expiration of the one to five year term, provided the loan is performing, the Bank contacts the borrower and offers to extend the loan for an additional one to five year term at the prevailing interest rate. To a limited extent, the Bank continues to originate single-family, fixed-rate mortgage terms with 15 year terms to maturity. However, the Bank prices such loans at rates in excess of market rates and, consequently, the Bank originates only a small amount of those loans. Of the $46.5 million of single-family mortgage loans at December 31, 1996, $18.1 million, or 38.9%, were fixed-rate loans, and $28.4 million, or 61.1%, were callable or adjustable-rate loans.

     The retention of adjustable-rate and short-term or callable fixed-rate mortgage loans in the loan portfolio helps reduce the exposure to changes in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate and short-term or callable fixed-rate mortgage loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate and short-term or callable fixed-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. Accordingly, there can be no assurance that yields on the adjustable-rate mortgages will adjust sufficiently to compensate for increases in the cost of funds.

     Agricultural Related Lending. Agriculture is the main industry in the Bank's market area, and the Bank originates a significant number of loans to finance the purchase of farmland, livestock, farm machinery and equipment, seed, fertilizer and other farm related products and to finance farm operating expenses. Also included in agricultural loans are loans secured by livestock and loans to finance turkey cultivation businesses. At December 31, 1996, agricultural loans amounted to $12.2 million, or 9.9%, of the total loan portfolio.

     Agricultural real estate loans primarily are secured by first liens on farmland or buildings thereon located in the Bank's market area. Such loans typically do not exceed $300,000. Loans are generally written in amounts up to 80% of the appraised value of the property for terms of between 10 and 15 years. Such loans have interest rates that adjust every one, three or five years at a rate equal to the Bank's prime rate (equal to the prime rate published in The Wall Street Journal) plus a negotiated margin of between 0.5% and 2%. In originating an agricultural real estate loan, the Bank considers the debt service coverage of the borrower's cash flow and the appraised value of the underlying property, as well as the Bank's experience with and knowledge of the borrower.

     Agricultural operating loans are made to finance the acquisition of seed, fertilizer, livestock, feed, and to cover operating expenses of a farm, together with, in some cases, family living expenses, over the course of a year and typically do not exceed $100,000. As with agricultural real estate loans, the Bank has been making these types of loans to satisfy the demand of its market area. The Bank has particularly emphasized agricultural operating loans over the past three years and intends to continue such emphasis. Agricultural loans to cover operating expenses generally are made in amounts of up to 90% of the borrower's anticipated expense for the farm for the year based on the acreage of the farm, the crop to be planted and the expected price to be received for harvested crops. The interest rate is fixed for the year at the Bank's prime rate plus a negotiated margin of between 0.5% and 2.5%.

Because such loans are made to finance a farm's annual operations, they are written on a one-year renewable basis, and renewal is dependent upon timely repayment of then outstanding advances.

     In 1991, the Bank began a program of originating loans to finance the purchase of farm equipment and expects to pursue this type of lending in the future. Loans to purchase farm equipment are made for terms of up to seven years in the case of new equipment or up to five years in the case of used equipment. Most such loans carry rates which are fixed for the first one to three years and then adjust to a rate equal to the Bank's prime rate plus a negotiated margin of between 1% and 2%, although the Bank occasionally makes loans secured by farm equipment with rates fixed throughout the term of the loan. Where possible, the Bank seeks to cross-collateralize farm equipment loans with real estate mortgages.

     In underwriting agricultural operating loans, the Bank considers the cash flow of the borrower based upon the farm's expected income stream as well as the value of collateral used to secure the loan. Collateral generally consists of the cash crops produced by the farm, such as corn and soybeans (the most prevalent crops in the Bank's market area), wheat and livestock production. In addition to considering cash flow and obtaining a security interest in the farm's cash crop, the Bank may also collateralize an operating loan with the farm's operating equipment, breeding stock, real estate, and federal agricultural program payments to the borrower.

     Agricultural real estate loans are generally larger than and involve a greater degree of risk than single family residential mortgage loans. Payments on an agricultural real estate loan depend to a large degree on the results of operations of the related farm, and repayment is also subject to adverse economic or weather conditions as well as market prices for agricultural products, which can be highly volatile. The success of the loan may also be affected by many factors outside the control of the farm borrower.

     Weather presents one of the greatest risks as hail, drought, floods, or other conditions, can severely limit crop yields and thus impair loan repayments and the value of the underlying collateral. This risk can be reduced substantially by the farmer with multi-peril crop insurance which can guarantee set yields to provide certainty of repayment. The Bank encourages but generally does not require multi-peril crop insurance.

     Grain and livestock prices also present a risk as prices may decline prior to sale resulting in a failure to cover production costs. These risks may be reduced by the farmer with the use of future set price contracts.

     Another risk is the uncertainty of government support programs and other regulations. Many farmers rely on the income, in part, from support programs to make loan payments and may default on their loans if these programs are discontinued or significantly changed. Support payments are made, however, with the requirement that a farmer leave idle certain acres of farm land from production. If the support programs were modified or discontinued, the farmer could produce some income from crop growth on the idle acreage, albeit, at an amount presumably lower than the support payments.

     In addition, the value of collateral securing agricultural real estate loans may be affected in the coming years by the gradual release of farmland from the federal government's Conservation Reserve Program, which began in the mid-1980s and pays farmers to keep their land out of farming production for a ten-year period. Because such farmland is being released gradually over a ten year period which began in 1995 and because of the anticipated high economic costs associated with preparing such farmland for active cultivation that may discourage renewed farming thereon, management does not anticipate that release of this land will have any significant effect on the value of its current collateral.

     Finally, many farms are dependent on a limited number of key individuals whose injury or death may result in an inability to successfully operate the farm.

     Multi-Family and Commercial Real Estate Lending. The multi-family residential loan portfolio consists primarily of loans secured by small apartment buildings with between five and 20 units, and the commercial real estate loan portfolio includes loans to finance the acquisition of small office buildings and warehouse space. Such loans generally range in size from $50,000 to $500,000. At December 31, 1996, the Bank had $2.5 million of multi-family residential and commercial real estate loans, which amounted to 2.0% of the total loan portfolio at such date. Multi-family and commercial real estate loans are generally underwritten with loan-to-value ratios of up to 80% of the lesser of the appraised value or the purchase price of the property. Such loans generally are made at the Bank's prime rate and are fixed for a period of between one and three years, after which they adjust at a rate equal to the Bank's prime rate plus a negotiated margin of 0.5% to 2.0%. On a limited basis, such loans may be at a fixed rate for a term of five years. Because of the inherently greater risk involved in this type of lending, the Bank generally limits its multi-family and commercial real estate lending to borrowers within its market area with which it has had prior experience.

     Multi-family residential and commercial real estate lending entails significant additional risks as compared with single-family residential property lending. Multi-family residential and commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project. These risks can be significantly impacted by supply and demand conditions in the market for office, retail and residential space, and, as such, may be subject to a greater extent to adverse conditions in the economy generally. To minimize these risks, the Bank generally limits itself to its market area or to borrowers with which it has prior experience or who are otherwise well known to the Bank. It has been the Bank's policy to obtain annual financial statements of the project for which commercial and
multi-family residential real estate loans are made.   In addition, in the case
of commercial mortgage loans made to a partnership or a corporation, the Bank seeks, whenever possible, to obtain personal guarantees and annual financial statements of the principals of the partnership or corporation. The Bank inspects the properties securing commercial real estate loans at least annually and also reviews all commercial real estate loans in excess of $200,000 on an annual basis to ensure that the loan meets current underwriting standards. In addition, the Bank underwrites commercial real estate loans at a rate of interest significantly above that carried on the loan at the time of origination to evaluate the borrower's ability to meet principal and interest payments on the loan in the event of upward adjustments to the interest rate on the loan.

     Commercial Business Lending. The Bank originates commercial business loans to small and medium sized businesses in its market area. Commercial business loans are generally made to finance the purchase of inventory, new or used equipment, and for short-term working capital. Such loans are generally secured by equipment and inventory, and if possible, cross-collateralized by a real estate mortgage, although commercial business loans are sometimes granted on an unsecured basis. Such loans are made for terms of five years or less, depending on the purpose of the loan and the collateral, with loans to finance operating expenses made for one year or less, with interest rates that adjust at least annually at a rate equal to the Bank's prime rate plus a margin of between 1% and 2%. At December 31, 1996, the commercial business loans amounted to $20.1 million, or 16.2%, of the total loan portfolio.

     At December 31, 1996, the largest outstanding commercial business loan was a $2.1 million loan for acquisition of a health care facility. Such loan was performing according to its terms at December 31, 1996. Most of the commercial business loans range in size from $50,000 to $200,000.

     The Bank underwrites its commercial business loans on the basis of the borrower's cash flow and ability to service the debt from earnings rather than on the basis of underlying collateral value, and the Bank seeks to structure such loans to have more than one source of repayment. The borrower is required to provide the Bank with sufficient information to allow the Bank to make its
lending determination.   In most instances, this information consists of at
least three years of financial statements, a statement of projected cash flows, current financial information on any guarantor and any additional information on the collateral. For loans with maturities exceeding one year, the Bank requires that borrowers and guarantors provide updated financial information at least annually throughout the term of the loan.

     The Bank's commercial business loans may be structured as term loans or as lines of credit. Commercial business term loans are generally made to finance the purchase of assets and have maturities of five years or less. Commercial business lines of credit are typically made for the purpose of providing working capital and are usually approved with a term of between six months and one year. The Bank also offers both commercial and standby letters of credit for its commercial borrowers. Commercial letters of credit are written for a maximum term of one year. The terms of standby letters of credit generally do not exceed one year.

     Commercial business loans are often larger and may involve greater risk than other types of lending. Because payments on such loans are often dependent on successful operation of the business involved, repayment of such loans may be subject to a greater extent to adverse conditions in the economy. The Bank seeks to minimize these risks through its underwriting guidelines, which require that the loan be supported by adequate cash flow of the borrower, profitability of the business, collateral and personal guarantees of the individuals in the business. In addition, the Bank limits this type of lending to its market area and to borrowers with which it has prior experience or who are otherwise well known to the Bank.

     Construction Lending. On a limited basis and generally as an accommodation to existing customers, the Bank also offers construction loans to qualified borrowers for construction of single-family residences in the Bank's market area. Typically, the Bank limits its construction lending to a local builder for the construction of a single-family dwelling where a permanent purchase commitment has been obtained or individuals are building their primary or secondary residences. Generally, the Bank does not lend to contractors for housing construction where the house is not presold. These loans generally have a six-month term with only interest being paid during the term of the loan, and a balloon payment at the end of six months and are underwritten in accordance with the same standards as the Bank's mortgages on existing properties. Construction loans generally have a maximum loan-to-value ratio of 80%. Borrowers must satisfy all credit requirements which would apply to the Bank's permanent mortgage loan financing for the subject property. The Bank's construction loans typically convert to permanent loans following construction.

     Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate.
Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. The ability of a developer to sell developed lots or completed dwelling units will depend on, among other things, demand, pricing, availability of comparable properties and economic conditions. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers in the Bank's market area and by limiting the aggregate amount of outstanding construction loans. At December 31, 1996, construction loans amounted to $770,000, or .6%, of the loan portfolio.

     Consumer Lending. The consumer loans originated by the Bank include automobile loans, credit card loans, mobile home loans, home improvement loans and loans secured by savings deposits. At December 31, 1996, consumer loans totaled $41.8 million, or 33.7%, of the total loan portfolio. In future years, the Bank will seek to increase consumer lending through its credit card and automobile loan operations.

     Automobile loans are secured by both new and used cars and, depending on the creditworthiness of the borrower, may be made for up to 90% of the "sticker price" or purchase price, whichever is lower, or, with respect to used automobiles, the loan value as published by the National Automobile Dealers Association. Automobile loans are made directly to the borrower-owner or indirectly, where the financing is arranged by the car dealer. New and relatively new cars (less than two years old or 20,000 miles or less) are financed for a period of up to five years, while used cars are financed for up to four years. Collision insurance is required for all automobile loans.
The Bank
also maintains a blanket collision insurance policy that provides insurance for any borrower who allows his insurance to lapse. Any expense under the blanket insurance policy of covering a borrower is billed to the borrower.

     Home improvement loans generally are made on the security of residences, normally do not exceed 90% of the appraised value of the residence, less the outstanding principal of the first mortgage, and have terms of up to 15 years. Home improvement loans generally are made on a fixed-rate basis, although some adjustable-rate home improvement loans are made, at a rate which generally is approximately 1% above the rate charged on first mortgage loans. At December 31, 1996, home improvement loans amounted to $694,000, or .6%, of the total loan portfolio.

     The Bank makes deposit account loans for up to 90% of the depositor's deposit account balance. The interest rate is normally 2% above the rate paid on the deposit account, and the account must be pledged as collateral to secure the loan. Interest generally is billed on a quarterly basis. At December 31, 1996, loans on deposit accounts totaled $807,000, or .7%, of the total loan portfolio.

     The Bank also offers credit card loans through its participation as a MasterCard issuer. The Bank began offering credit cards in the mid 1980s as an agent for another financial institution. However, in July 1993, the Bank terminated its agency relationship with the other financial institution and began issuing MasterCard credit cards under which the Bank funded outstanding balances. Management believes that providing credit card services to its customers helps the Bank remain competitive by offering customers an additional service, and the Bank does not actively solicit credit card business beyond its customer base and market area. The rate currently charged by the Bank on its credit card loans ranges from 11.9% to 13.9%, and the Bank is permitted to change the interest rate on 30 days notice. Processing of bills and payments is contracted to an outside servicer. At December 31, 1996, the Bank had a commitment to fund an aggregate of $7.8 million of credit card loans, which represented the aggregate credit limit on credit cards, and had $1.9 million of credit card loans outstanding, representing 1.5% of its total loan portfolio. The Bank intends to continue credit card lending and estimates that at current levels of credit card loans, it makes a small monthly profit net of service expenses and write-offs.

     Consumer lending affords the Bank the opportunity to earn yields higher than those obtainable on single-family residential lending or agricultural lending. However, consumer loans entail greater risk than do residential mortgage loans, particularly in the case of loans which are unsecured (as is the case with credit card loans) or secured by rapidly depreciable assets such as automobiles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer and credit card loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by events such as job loss, divorce, illness or personal bankruptcy.

     Loan Fees and Servicing. In addition to interest earned on loans, the Bank receives fees in connection with late payments and for miscellaneous services related to its loans. Due to competition from other lenders in its market area, the Bank does not charge fees in connection with loan originations, modifications or extensions. The Bank generally does not service loans for others and earns minimal income from this activity.

     Nonperforming Loans and Other Problem Assets. It is management's policy to continually monitor its loan portfolio to anticipate and address potential and actual delinquencies. When a borrower fails to make a payment on a loan, the Bank takes immediate steps to have the delinquency cured and the loan restored to current status. Loans which are delinquent 10 days incur a late fee of 5% of principal and interest due. As a matter of policy, the Bank will contact the borrower after the loan has been delinquent 10 days. If payment is not promptly received, the borrower is contacted again, and efforts are made to formulate an affirmative plan to cure the delinquency. Generally, after any loan is delinquent 90 days or more, formal legal proceedings are commenced to collect amounts owed.

     Loans generally are placed on nonaccrual status if the loan becomes past due more than 90 days, except in instances where in management's judgment there is no doubt as to full collectibility of principal and interest, or management concludes that payment in full is not likely. Consumer loans are generally charged off, or any expected loss is reserved for, after they become more than 120 days past due. All other loans are charged off when management concludes that they are uncollectible. See Note A of Notes to Consolidated Financial Statements.

     Real estate acquired by the Bank as a result of foreclosure is classified as real estate acquired through foreclosure until such time as it is sold. When such property is acquired, it is recorded at the lower of cost or its fair value less estimated selling costs. Any required write-down of the loan to its fair value less estimated selling costs upon foreclosure is charged against the allowance for loan losses. See Note A of the Notes to Consolidated Financial Statements.

     The following table sets forth information with respect to the nonperforming assets at the dates indicated.

                                                         At December 31,
                                                   ----------------------------
                                                      1996(1)        1995(1)
                                                   --------------  ------------
                                                      (Dollars in thousands)
Loans accounted for on a non-accrual basis: (2)
  Real estate:
    Residential..................................       $ 253         $ 195
    Commercial...................................          --            --
  Agricultural...................................          --            --
  Commercial business............................          --            --
  Consumer.......................................          65           103
                                                        -----         -----
     Total.......................................       $ 318         $ 298
                                                        =====         =====

Accruing loans which are contractually
  past due 90 days or more:
  Real estate:
     Residential.................................       $ 130         $  98
     Commercial..................................          --            --
  Agricultural...................................          --            --
  Commercial business............................          --            --
  Consumer.......................................          --            --
                                                        -----         -----
     Total.......................................         130            98
                                                        -----         -----

     Total nonperforming loans...................       $ 448         $ 396
                                                        =====         =====

Percentage of total loans........................         .36%          .34%
                                                        =====         =====

Other nonperforming assets (3)...................       $  53         $ 137
                                                        =====         =====

Loans modified in troubled debt restructurings...       $  --         $  --
                                                        =====         =====

--------------------
(1)  Net of specific reserves.
(2) Nonaccrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the collectibility of the loan.
(3) "Other nonperforming assets" represents property acquired by the Bank through foreclosure or repossession and real estate held for sale. This property is carried at the lower of its fair value less estimated selling costs or the principal balance of the related loan, whichever is lower.

     During the year ended December 31, 1996, gross interest income of $36,000, would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the year. Interest on such loans included in income during the year ended December 31, 1996 amounted to $15,000.

     At December 31, 1996, nonaccrual loans consisted of 13 single-family residential real estate loans aggregating $253,000, and 14 consumer loans aggregating $65,000.

     Real estate acquired through foreclosure is initially recorded at the lower of cost (net loan receivable balance at date of foreclosure) or fair value less estimated selling costs. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller, as measured by market transactions. If a market does not exist, fair value of the item is estimated based on selling prices of similar items in active markets or, if there are no active markets for similar items, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value is generally determined through an appraisal at the time of foreclosure. The Bank records a valuation allowance for estimated selling costs of the property immediately after foreclosure. Subsequent to foreclosure, real estate acquired through foreclosure is periodically evaluated by management and an allowance for loss is established if the estimated fair value of the property, less estimated costs to sell, declines. At December 31, 1996, the Bank had $53,000 in real estate owned, which consisted of two single-family residences.

     Loans which are not currently classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers causes management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured amounted to $778,000 at December 31, 1996. Such amount included 13 single-family residential mortgage loans totalling $237,000, 6 commercial business loans totalling $200,000, 4 agricultural loans totalling $91,000 and 27 consumer and other loans totalling $250,000. The Bank takes such loans into consideration in establishing the allowance for loan losses.

     Federal regulations require national banks to classify their assets on the basis of quality on a regular basis. An asset is classified as substandard if it is determined to be inadequately protected by the current retained earnings and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a national bank to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require a national bank to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a national bank must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a bank's classifications. If a bank does not agree with an examiner's classification of an asset, it may appeal this determination to the District Manager of the OCC. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At December 31, 1996, the Bank had $2.2 million in classified assets, which consisted of $2.1 million in assets classified as substandard, $8,800 in assets classified as doubtful and $49,700 in assets classified as loss.

     Allowance for Loan Losses. In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management's policy to maintain an adequate allowance for loan losses based on, among other things, the Bank's and the industry's historical loan loss experience, evaluation of economic conditions, regular reviews of delinquencies, loan portfolio quality and evolving standards imposed by federal bank examiners. The Bank increases its allowance for loan losses by charging provisions for possible loan losses against the Bank's income.

     Management will continue to actively monitor the Bank's asset quality and allowance for loan losses. Management will charge off loans and properties acquired in settlement of loans against the allowances for losses on such loans and such properties when appropriate and will provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowances for losses and believes such allowances are adequate, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

     The Bank's methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not been identified but can be expected to occur. Management conducts regular reviews of the Bank's assets and evaluates the need to establish allowances on the basis of this review. Assets reviewed include nonaccrual loans, accruing loans 90 days or more delinquent, loans modified in troubled debt restructurings and real estate owned, as well as any additional classified loans or loans not falling within any of the above categories but where known information about possible credit problems of borrowers causes management to have serious concerns as to the ability of the borrowers to comply with loan repayment terms and may result in disclosure of the loans as nonaccrual, 90 days past due or restructured. Allowances are established by the Board of Directors on a quarterly basis based on an assessment of risk in the Bank's assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, loan concentrations, the state of the real estate market, regulatory reviews conducted in the regulatory examination process and general economic conditions. Additional provisions for losses on loans are made in order to bring the allowance to a level deemed adequate. Specific reserves will be provided for individual assets, or portions of assets, when ultimate collection is considered improbable by management based on the current payment status of the assets and the fair value of the security. At the date of foreclosure or other repossession, the Bank would transfer the property to real estate acquired in settlement of loans at the lower of cost or fair value less estimated selling costs. Any portion of the outstanding loan balance in excess of fair value less estimated selling costs would be charged off against the allowance for loan losses. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate would be recorded.

     OCC policy requires maintenance of an adequate allowance for loan and lease losses and an effective loan review system. This policy includes an arithmetic formula for checking the reasonableness of an institution's allowance for loan loss estimate compared to the average loss experience of the industry as a whole. Examiners will review an institution's allowance for loan losses and compare it against the sum of: (i) up to 60% of the portfolio that is classified doubtful; (ii) up to 25% of the portfolio that is classified as substandard; and
(iii) for the portions of the portfolio that have not been classified (including those loans designated as special mention), estimated credit losses over the upcoming 12 months given the facts and circumstances as of the evaluation date. This amount is considered neither a "floor" nor a "safe harbor" of the level of allowance for loan losses an institution should maintain, but examiners will view a shortfall relative to the amount as an indication that they should review management's policy on allocating these allowances to determine whether it is reasonable based on all relevant factors.

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                Year Ended December 31,
                                               -------------------------
                                                   1996         1995
                                               ------------  -----------
                                                (Dollars in thousands)

Balance at beginning of period...............     $1,514       $1,641
                                                  ------       ------
Loans charged off:
  Real estate mortgage:
    Single-family residential................          1           34
    Multi-family residential and commercial..         --           --
    Construction.............................         --           --
  Agricultural...............................         --           --
  Commercial business........................         --            8
  Consumer...................................        400          510
                                                  ------       ------
Total charge-offs............................        401          552
                                                  ------       ------

Recoveries:
  Real estate mortgage:
    Single-family residential................         39            1
    Multi-family residential and commercial..         --           --
    Construction.............................         --           --
  Agricultural...............................         --           --
  Commercial business........................          3           36
  Consumer...................................        355          275
                                                  ------       ------
Total recoveries.............................        397          312
                                                  ------       ------

Net loans charged-off........................          4          240
                                                  ------       ------
Provision for losses on loans................         10          113
                                                  ------       ------
Balance at end of period.....................     $1,520       $1,514
                                                  ======       ======
Ratio of net charge-offs to average
  loans outstanding during the period........          0%        0.21%
                                                  ======       ======

          The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                      December 31,
                                       ------------------------------------------
                                               1996                  1995
                                       --------------------  --------------------
                                                Percent of            Percent of
                                                 Loans in              Loans in
                                               Category to           Category to
                                       Amount  Total Loans   Amount  Total Loans
                                       ------  ------------  ------  ------------
                                                 (Dollars in thousands)

Real estate - mortgage:
  Single-family residential..........  $  330        37.52%  $  340      40.40%
  Multi-family residential and
    commercial.......................     125         2.01      141       2.57
  Construction.......................       5          .62        5        .50
Agricultural.........................     315         9.87      308       7.54
Commercial business..................     345        16.24      308      10.60
Consumer.............................     400        33.74      412      38.39
                                       ------       ------   ------     ------
    Total allowance for loan losses..  $1,520       100.00%  $1,514     100.00%
                                       ======       ======   ======     ======

Mortgage-Backed and Related Securities

          Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Company. Such intermediaries may include quasi-governmental agencies such as FHLMC, FNMA and GNMA which guarantee the payment of principal and interest to investors. Mortgage-backed securities generally increase the quality of the Company's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company.

          Mortgage-backed securities typically are issued with stated principal amounts and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have similar maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable-rate mortgage loans. Mortgage-backed securities generally are referred to as mortgage participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages.

          The actual maturity of a mortgage-backed security varies, depending on when the mortgagors prepay or repay the underlying mortgages. Prepayments of the underlying mortgages may shorten the life of the investment, thereby adversely affecting its yield to maturity and the related market value of the mortgage-backed security. The yield is based upon the interest income and the amortization of the premium or accretion of the discount related to the mortgage-backed security. Premiums and discounts on mortgage-backed securities are amortized or accredited over the estimated term of the securities using a level yield method. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect the actual prepayment. The actual prepayments of the underlying mortgages depend on many factors, including the type of mortgage, the coupon rate, the age of the mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates. The difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates is an important determinant in the rate of prepayments. During periods of falling mortgage interest rates, prepayments generally increase, and, conversely, during periods of rising mortgage interest rates, prepayments generally decrease. If the coupon rate of the underlying mortgage significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages.
Prepayment experience is more difficult to estimate for adjustable-rate mortgage-backed securities.

          Mortgage-related securities, which consist of collateralized mortgage obligations ("CMOs"), are typically issued by a special purpose entity, which may be organized in a variety of legal forms, such as a trust, a corporation or a partnership. The entity aggregates pools of pass-through securities, which are used to collateralize the mortgage-related securities. Once combined, the cash flows can be divided into "tranches" or "classes" of individual securities, thereby creating more predictable average lives for each security than the underlying pass-through pools. Accordingly, under this security structure, all principal paydowns from the various mortgage pools are allocated to a mortgage-related securities' class or classes structured to have priority until it has been paid off. These securities generally have fixed interest rates, and, as a result, changes in interest rates generally would affect the market value and possibly the prepayment rates of such securities. The Company's CMOs are not considered to be derivative financial instruments for reporting purposes of SFAS No. 119.

          Some mortgage-related securities instruments are like traditional debt instruments due to their stated principal amounts and traditionally defined interest rate terms. Purchasers of certain other mortgage-related securities instruments are entitled to the excess, if any, of the issuer's cash flows. These mortgage-related securities instruments may include instruments designated as residual interest and are riskier in that they could result in the loss of a portion of the original investment. Cash flows from residual interests are very sensitive to prepayments and, thus, contain a high degree of interest rate risk. The Company does not purchase residual interests in mortgage-related securities.

          At December 31, 1996, the Company had CMOs with an amortized cost of $15.2 million, representing 8.2% of total assets. The Company's CMOs had a weighted average yield of 5.8% at December 31, 1996. The Company's investment policy permits investments in individual issues of CMOs or REMICs up to one percent of the Company's assets so long as the issue is rated AA or better at the time of purchase by nationally recognized rating services or issued by U.S. government agencies.

          At December 31, 1996, all of the Company's mortgage-backed and related securities were held as available for sale. At December 31, 1996, the Company's mortgage-backed and related securities had an amortized cost of $28.5 million, an approximate market value of $28.3 million and a weighted average yield of 6.5%.

Investment Activities

          The Bank is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB of Chicago, certificates of deposits in federally insured institutions, certain bankers' acceptances and federal funds. It may also invest, subject to certain limitations, in commercial paper having one of the two highest investment ratings of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require the Bank to maintain an investment in FHLB and FRB stock and a minimum amount of liquid assets which may be invested in cash and specified securities.

          The Bank's investment policy currently allows for investment in various types of liquid assets, including United States Government and Agency securities, time deposits at the FHLB of Chicago, certificates of deposit or bankers' acceptances at other federally insured depository institutions and obligations of states and political subdivisions. Generally, the objectives of the Bank's investment policy are to: (i) maximize returns; (ii) provide and maintain liquidity within the guidelines of OCC regulations; (iii) maintain a balance of high-quality, diversified investments to minimize risk; (iv) provide collateral for pledging requirements; (v) serve as a counter-cyclical balance to the loan portfolio; (vi) manage interest rate risk; and (vii) to insure compliance with all regulatory requirements. In accordance with the investment policy, at December 31, 1996, the Company had investments in U.S. Government and agency notes, obligations of state and political subdivisions, interest-earning deposits and certificates of deposit, FHLB of Chicago stock and FRB stock.

          At December 31, 1996, certain securities and all mortgage-backed and related securities with a total amortized cost of $42.7 million and a market value of $42.3 million were classified as available for sale. Investments classified as available for sale are recorded in the consolidated financial statements at market value with unrealized gains and losses, net of tax, recognized in stockholders' equity. At December 31, 1996, the effect of the investments available for sale was $263,000 on stockholders' equity. The Company intends to hold these investments for an indefinite period of time, but not necessarily to maturity. Any decision to sell an investment would be based on various factors, including significant movements in interest rates, liquidity needs, regulatory capital considerations, acquisitions, and other factors. The Company had classified state and municipal obligations with an amortized cost of $3.4 million and market value of $3.1 million as held to maturity. Investments classified as held to maturity are recorded in the consolidated financial statements at amortized cost. The Company has the intent and ability to hold these investments to maturity. The Company currently has no investments classified as trading securities.

          The following table sets forth the carrying value of the Company's investments at the dates indicated.

                                           At December 31,
                                           ----------------
                                            1996     1995
                                           -------  -------
                                             (In thousands)
Securities available for sale (1)
 U.S. government and agency securities...  $11,886  $17,408
 State and municipal obligations.........      828      912

Securities held to maturity:
  U.S. government and agency securities..       --       --
  State and municipal obligations........    3,362    3,113
  Equities and mutual funds..............       --       --
                                           -------  -------
   Total investment securities...........   16,076   21,433

Interest-bearing deposits................   11,333    8,622
FRB stock................................      381      332
FHLB stock...............................      895      695
                                           -------  -------
   Total investments.....................  $28,685  $31,082
                                           =======  =======

--------------------
(1)  The carrying value of securities available for sale is the market value.

          The following table sets forth information in the scheduled maturities, amortized cost, market values and average yields for the Company's investment portfolio at December 31, 1996.

                          One Year or Less   One to Five Years Five to Ten Years  More than Ten Years  Total Investment Portfolio
                          ------------------ ----------------- ------------------ ------------------- ----------------------------
                          Amortized Average  Amortized Average  Amortized Average  Amortized Average   Amortized  Market   Average
                             Cost    Yield      Cost    Yield     Cost    Yield       Cost    Yield       Cost    Value    Yield
                          --------- -------  --------- ------- ---------  ------- --------- --------   ---------  -------  -------
                                                                 (Dollars in thousands)
Securities available
 for sale:
  U.S. government
  and agency securities.. $ 2,602   5.05%    $7,613     5.30%  $1,886     5.75%   $   --     --%       $12,101    $11,886  5.32%
   State and municipal
    obligations..........      85    6.00       404      4.59     347      4.00       --     --            836        828  4.63
                          -------            ------            ------             ------               -------    -------
      Total..............   2,687             8,017             2,233                 --                12,937     12,714

Securities held to
 maturity:
  State and municipal
   obligations...........     330    4.00     1,636      4.02   1,396      5.11       --                 3,362      3,378  4.46

Interest-bearing deposits
 and time deposits.......  11,333    5.42        --                --                 --                11,333     11,333  5.42
FRB stock................      --                --                --                381    6.00           381        381  6.00
FHLB stock...............      --                --                --                895    6.75           895        895  6.75
                          -------            ------            ------             ------               -------    -------
    Total................ $14,350    5.32    $9,653      5.07  $3,629      5.34   $1,276    6.53       $28,908    $28,701  5.29
                          =======            ======            ======             ======               =======    =======

  The Bank is required to maintain average daily balances of liquid assets (cash, deposits maintained pursuant to Federal Reserve Board requirements, time and savings deposits in certain institutions, obligations of state and political subdivisions thereof, shares in mutual funds with certain restricted investment policies, highly rated corporate debt, and mortgage loans and mortgage-backed securities with less than one year to maturity or subject to repurchase within one year) equal to a monthly average of not less than a specified percentage (currently 5%) of its net withdrawable savings deposits plus short-term borrowings.

Deposit Activity and Other Sources of Funds

  General. Deposits are the primary source of the Bank's funds for lending, investment activities and general operational purposes. In addition to deposits, the Bank derives funds from loan principal and interest repayments, maturities of investment securities and mortgage-backed and related securities and interest payments thereon. Although loan repayments are a relatively stable source of funds, deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds, or on a longer term basis for general operational purposes. The Bank has access to borrow from the FHLB of Chicago.

  Deposits. The Bank attracts deposits principally from within its market area by offering a variety of deposit instruments, including checking accounts, money market accounts, regular savings accounts, Individual Retirement Accounts, and certificates of deposit which range in maturity from three months to five years. Deposit terms vary according to the minimum balance required, the length of time the funds must remain on deposit and the interest rate. Maturities, terms, service fees and withdrawal penalties for its deposit accounts are established by the Bank on a periodic basis. The Bank reviews its deposit mix and pricing on a weekly basis. In determining the characteristics of its deposit accounts, the Bank considers the rates offered by competing institutions, funds acquisition and liquidity requirements, growth goals and federal regulations. Management believes it prices its deposits comparably to rates offered by its competitors. The Bank does not accept brokered deposits.

  The Bank competes for deposits with other institutions in its market areas by offering deposit instruments that are competitively priced and by providing customer service through convenient and attractive offices, knowledgeable and efficient staff and hours of service that meet customers' needs. Substantially all of the Bank's depositors are Illinois residents. To provide additional convenience, the Bank participates in the CIRRUS Automatic Teller Machine network at locations throughout the United States and the SHAZAM Automatic Teller Machine network at locations throughout the midwest, through which customers can gain access to their accounts at any time.

  The following table sets forth the average month-end balances and interest rates for interest-bearing demand deposits and time deposits for the periods indicated.



                             Year Ended December 31,
                   --------------------------------------------
                           1996                         1995
                   ---------------------  ---------------------
                   Interest-              Interest-
                    Bearing                Bearing
                     Demand      Time       Demand      Time
                    Deposits   Deposits    Deposits   Deposits
                   ----------  ---------  ----------  ---------
                              (Dollars in thousands)

Average balance...   $49,512    $87,252     $53,942    $93,534
Average rate......      2.88%      5.61%       2.85%      5.49%

          The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1996 and at such date represented 11.7% of total deposits with a weighted average rate of 5.8%. A significant portion of such deposits were collateralized with mortgage-backed and related securities pledged by the Bank with a carrying value of $24.6 million at December 31, 1996. The Bank's certificates of deposit in excess of $100,000 primarily consist of deposits from schools, municipalities and other local entities. As these deposits mature, the Bank bids against other financial institutions to retain those deposits. As a result, these funds are less likely to remain on deposit at the Bank upon maturity than smaller certificates of deposit maintained by the Bank's retail customers. Management believes that it will be able to retain a significant amount of these deposits because many of the schools, municipalities and other entities are longstanding customers of the Bank with numerous other deposit and loan relationships with the Bank. To the extent the Bank is unable to replace maturing deposits, it may sell investment securities classified as available for sale.

                                                  Certificates
                Maturity Period                    of Deposit
                ---------------                  --------------
                                                 (In thousands)

                Three months or less............    $ 5,544
                Over three through six months...      2,549
                Over six through 12 months......      1,708
                Over 12 months..................      6,450
                                                    -------
                  Total.........................    $16,251
                                                    =======

          Borrowings. Savings deposits historically have been the primary source of funds for the Bank's lending, investments and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Chicago to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Chicago functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB of Chicago and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has a Blanket Agreement for advances with the FHLB under which the Bank may borrow up to 25% of assets subject to normal collateral and underwriting requirements. Advances from the FHLB of Chicago would be secured by the Bank's stock in the FHLB of Chicago and other eligible assets. At December 31, 1996, the Bank had $7.5 million of FHLB advances. The Bank also obtains short-term borrowings consisting of repurchase agreements with deposit customers. At December 31, 1996, the Bank had $3.1 million of short-term borrowings, which consisted of repurchase agreements. The Bank is authorized to borrow from the Federal Reserve Bank of St. Louis but has not done so.

          The following table sets forth certain information regarding short-term borrowings by the Bank at the dates and for the periods indicated:


                                              At December 31,
                                         -------------------------
                                           1996             1995
                                         --------         --------
                                           (Dollars in thousands)
Amounts outstanding at end of period:
  FHLB advances........................   $7,500           $3,000
  Other short-term borrowings..........    3,121               --

Rate paid on:
  FHLB advances........................     5.41%            5.83%
  Other short-term borrowings..........     5.48               --

                                                   Year Ended December 31,
                                                  -------------------------
                                                      1996         1995
                                                  ------------  -----------
                                                   (Dollars in thousands)
Maximum amount of borrowings outstanding
  at any month end:
  FHLB advances.................................       $8,500       $3,000
  Other short-term borrowings...................        3,213           --

Approximate average short-term borrowings
  outstanding with respect to:
  FHLB advances.................................       $6,000       $1,500
  Other short-term borrowings...................        2,060           --

Approximate weighted average rate paid on: (1)
  FHLB advances.................................         5.07%        4.80%
  Other short-term borrowings...................         4.90           --
---------------------

(1)  Based on month-end balances.


Trust Department Activities

          The Bank operates a Trust Department, with Trust Officer Linda Karcher serving as Manager. The activities of the Trust Department are supervised by the Trust Committee of the Board of Directors consisting of Directors Clyde R. King (Chairman), Allen D. Welker, Roger A. Charleston and William Cantwell. Activities engaged in by the Trust Department include acting as: (i) executor or administrator of estates; (ii) guardian of estates of disabled adults or minors; (iii) trustee or co-trustee of living trusts or testamentary trusts;
(iv) trustee of life insurance trusts; (v) trustee of pension or profit-sharing trusts; and (vi) trustee of Illinois land trusts. Trust activities presently constitute a small portion of the Bank's operations. However, the Bank intends to expand its activities in this area in the future.

Subsidiary Activities

          The Bank had one subsidiary service corporation, Olney Savings Service Corp. ("Service Corp."), through which it engaged in three businesses. Since 1985, the Bank also had offered its customers annuity products through Service Corp. pursuant to an agreement with One Systems, Inc. Service Corp. had one full-time employee engaged in the sale of annuities. In December 1993, Service Corp. commenced securities brokerage activities pursuant to an agreement with Robert Thomas Securities, Inc., a subsidiary of Raymond James Financial, Inc. Service Corp. employed one licensed broker for this purpose. Service Corp. also operated an appraisal service known as Olney Savings Service Corp. Appraisal Services, which employed a licensed real estate appraiser. Prior to the Bank Conversion, the Savings Bank operated Community Insurance Services, a full service insurance agency, through Service Corp. Community Insurance was sold for $200,000 in May 1995, as OCC regulations do not permit subsidiaries of national banks to conduct such activities. Service Corp. was dissolved as of December 31, 1996. The annuity products and brokerage activities mentioned above are now conducted through a department of the Bank.

          National banks must give the OCC prior notice before establishing or acquiring a new subsidiary, or commencing any new activity through an existing subsidiary. The OCC has authority to order termination of subsidiary activities determined to pose a risk to the safety or soundness of the institution.

Competition

          The Bank faces strong competition both in originating real estate, agriculture, automobile, consumer and other loans and in attracting deposits. The Bank competes for real estate and other loans principally on the basis of interest rates, the types of loans it originates and the quality of services it provides to borrowers. Its competition in originating real estate loans comes primarily from savings institutions, commercial banks and mortgage bankers making loans secured by real estate located in the Bank's market area. Commercial banks, credit unions and finance companies provide vigorous competition in consumer lending. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

          The Bank attracts all its deposits through its branch offices primarily from the communities in which those branch offices are located. Consequently, competition for deposits is principally from other savings institutions, commercial banks, credit unions and brokers in these communities. The Bank competes for deposits and loans by offering a variety of deposit accounts at competitive rates, a wide array of loan products, convenient business hours and branch locations, a commitment to outstanding customer service and a well-trained staff. In addition, the Bank believes it has developed strong relationships with local businesses, realtors and the public in general.

          Management has designated as its primary market area the communities in Richland, Wayne, Jasper and Lawrence Counties, and the eastern two-thirds of Coles County, in Illinois. The Bank also has loan and deposit customers in Clay, Crawford, Cumberland, Edwards, Effingham, White and Wabash Counties, Illinois, which are contiguous to its primary market area.

Employees

          As of December 31, 1996, the Bank and its subsidiaries had 67 full-time and 5 part-time employees, none of whom were represented by a collective bargaining agreement, and management considers the Bank's relationships with its employees to be good.

Regulation, Supervision and Governmental Policy

          The following is a brief summary of certain statutes, rules and regulations affecting the Company and the Bank. A number of other statutes and regulations have an impact on their operations. The following summary of applicable statutes and regulations does not purport to be complete and is qualified in its entirety by reference to such statutes and regulations.

          Bank Holding Company Regulation. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Holding Company Act") and, as such, is subject to supervision and regulation by the Board of Governors of the Federal Reserve Board ("FRB"). As a bank holding company, the Company is required to furnish to the FRB annual and quarterly reports of its operations at the end of each period and to furnish such additional information as the FRB may require pursuant to the Holding Company Act. The Company is also subject to regular examination by the FRB.

          Under the Holding Company Act, a bank holding company must obtain the prior approval of the FRB before (i) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5% of such shares; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company.

          The Holding Company Act currently prohibits the FRB from approving an application by a bank holding company to acquire voting shares of a bank located outside the state in which the operations of the holding company's bank subsidiaries are principally conducted, unless such an acquisition is specifically authorized by state law. Illinois law provides, subject to certain terms and conditions, that an out-of-state bank holding company may acquire a bank located in Illinois provided that Illinois bank holding companies may acquire banks located in that state. The Riegle-Neal Act, however, generally permits the FRB to approve interstate bank acquisitions by bank holding companies without regard to any prohibitions of state law.

          Under the Holding Company Act, any company must obtain approval of the FRB prior to acquiring control of the Company or the Bank. For purposes of the Holding Company Act, "control" is defined as ownership of more than 25% of any class of voting securities of the Company or the Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of the Company or the Bank.

          The Change in Bank Control Act and the regulations of the FRB thereunder require any person or persons acting in concert (except for companies required to make application under the Holding Company Act), to file a written notice with the FRB before such person or persons may acquire control of the Company or the Bank. The Change in Bank Control Act defines "control" as the power, directly or indirectly, to vote 25% or more of any voting securities or to direct the management or policies of a bank holding company or an insured bank.

          The Holding Company Act also prohibits, with certain exceptions, a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The activities of the Company are subject to these legal and regulatory limitations under the Holding Company Act and the FRB's regulations thereunder. Notwithstanding the FRB's prior approval of specific nonbanking activities, the FRB has the power to order a holding company or its subsidiaries to terminate any activity, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company.

          The FRB has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See " -- Regulatory Capital Requirements."

          The FRB has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company's capital needs, asset quality, and overall financial condition.

          As a bank holding company, the Company is required to give the FRB notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company's consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would violate any law, regulation, FRB order, directive, or any condition imposed by, or written agreement with, the FRB.

          Bank Regulation. As a national bank, the Bank is subject to the primary supervision of the OCC under the National Bank Act. The prior approval of the OCC is required for a national bank to establish or relocate an additional branch office or to engage in any merger, consolidation or significant purchase or sale of assets.

          The OCC regularly examines the operations of the Bank, including but not limited to capital adequacy, reserves, loans, investments and management practices. These examinations are for the protection of the Bank's depositors and not its shareholders. In addition, the Bank is required to furnish quarterly and annual reports to the OCC. The OCC's enforcement authority includes the power to remove officers and directors and the authority to issue cease-and-desist orders to prevent a bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business.

          The OCC has adopted regulations regarding the capital adequacy of national banks, which require national banks to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See " -- Regulatory Capital Requirements."

          Pursuant to the National Bank Act, no national bank may pay dividends from its paid-in capital. All dividends must be paid out of current or retained net profits, after deducting reserves for losses and bad debts. The National Bank Act further restricts the payment of dividends out of net profits by prohibiting a national bank from declaring a dividend on its shares of common stock until the surplus fund equals the amount of capital stock or, if the surplus fund does not equal the amount of capital stock, until one-tenth of a bank's net profits for the preceding half year in the case of quarterly or semi-annual dividends, or the preceding two half-year periods in the case of annual dividends, are transferred to the surplus fund.

          The approval of the OCC is required prior to the payment of a dividend if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits for that year combined with its net profits for the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock. In addition, the Bank is prohibited by federal statute from paying dividends or making any other capital distribution that would cause the Bank to fail to meet its regulatory capital requirements. Further, the OCC also has authority to prohibit the payment of dividends by a national bank when it determines such payment to be an unsafe and unsound banking practice.

          The Bank is a member of the Federal Reserve System and its deposits are insured by the SAIF administered by the FDIC to the legal maximum of $100,000 for each insured depositor. Some of the aspects of the lending and deposit business of the Bank that are subject to regulation by the FRB and the FDIC include reserve requirements and disclosure requirements in connection with personal and mortgage loans and savings deposit accounts. In addition, the Bank is subject to numerous federal and state laws and regulations which set forth specific restrictions and procedural requirements with respect to the establishment of branches, investments, interest rates on loans, credit practices, the disclosure of credit terms and discrimination in credit transactions.

          The Bank is subject to restrictions imposed by federal law on extensions of credit to, and certain other transactions with, the Company and other affiliates, and on investments in the stock or other securities thereof. Such restrictions prevent the Company and such other affiliates from borrowing from the Bank unless the loans are secured by specified collateral, and require such transactions to have terms comparable to terms of arms-length transactions with third persons. Further, such secured loans and other transactions and investments by the Bank are generally limited in amount as to the Company and as to any other affiliate to 10% of the Bank's capital and surplus and as to the Company and all other affiliates to an aggregate of 20% of the Bank's capital and surplus. These regulations and restrictions may limit the Company's ability to obtain funds from the Bank for its cash needs, including funds for acquisitions and for payment of dividends, interest and operating expenses.

          Under OCC regulations, national banks must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits, that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. A bank's real estate lending policy must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") that have been adopted by the federal bank regulators. The Interagency Guidelines, among other things, call upon depository institutions to establish internal loan-to-value limits for real estate loans that are not in excess of the loan-to-value limits specified in the Guidelines for the various types of real estate loans. The Interagency Guidelines state, however, that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits.

          The Bank is required to pay assessments based on a percent of its insured deposits to the FDIC for insurance of its deposits by the SAIF. Under the Federal Deposit Insurance Act, the FDIC is required to set semi-annual assessments for SAIF-insured institutions to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured deposits or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances raising a significant risk of substantial future losses to the SAIF.

          The assessment rate for an insured depository institution is determined by the assessment risk classification assigned to the institution by the FDIC based on the institution's capital level and supervisory evaluations. Based on the data reported to regulators for date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as in the prompt corrective action regulations. See "-- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund.

          For the past several semi-annual periods, institutions with SAIF-assessable deposits, like the Bank, have been required to pay higher deposit insurance premiums than institutions with deposits insured by the BIF. In order to recapitalize the SAIF and address the premium disparity, the recently-enacted Deposit Insurance Funds Act of 1996 authorized the FDIC to impose a one-time special assessment on institutions with SAIF-assessable deposits based on the amount determined by the FDIC to be necessary to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of 65.7 basis points based on the amount of their SAIF-assessable deposits as of March 31, 1995. As a result of the special assessment the Company incurred an after-tax expense of $714,000 during the quarter ended September 30, 1996.

          The FDIC has adopted a new assessment schedule for SAIF deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the highest supervisory ratings would be reduced to zero and institutions in the lowest risk assessment classification will be assessed at the rate of 0.27% of insured deposits. Until December 31, 1999, however, all SAIF-insured institutions, will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO") an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

          Prompt Corrective Regulatory Action. Under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. If an institution's ratio of tangible capital to total assets falls below a "critical capital level," the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized. If an institution is in compliance with an approved capital plan on the date of enactment of FDICIA, however, it will not be required to submit a capital restoration plan if it is undercapitalized or become subject to the statutory prompt corrective action provisions applicable to significantly and critically undercapitalized institutions prior to July 1, 1994.

          Under regulations jointly adopted by the federal banking regulators, a depository institution's capital adequacy for purposes of the FDICIA prompt corrective action rules is determined on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, an institution that is not subject to an order or written directive to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" institution is an institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater;
(ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the institution has a composite 1 CAMEL rating). An "undercapitalized institution" is an institution that has
(i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the association has a composite 1 CAMEL rating). A "significantly undercapitalized" institution is defined as an institution that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" institution is defined as an institution that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized or undercapitalized association to comply with the supervisory actions applicable to associations in the next lower capital category if the OTS determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the association has received and not corrected a less-than-satisfactory rating for any CAMEL rating category.
The Bank is classified as "well-capitalized" under the regulations.

          Regulatory Capital Requirements. The FRB and the OCC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and national banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets.

          The regulations of the FRB and the OCC require bank holding companies and national banks, respectively, to maintain a minimum leverage ratio of "Tier 1 capital" (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%. Although setting a minimum 3.0% leverage ratio, the capital regulations state that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near such minimum level of capital. All other bank holding companies and banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization's capital adequacy by its primary regulator. Any bank or bank holding company experiencing or anticipating significant growth would be expected to maintain capital well above the minimum levels. In addition, the FRB has indicated that whenever appropriate, and in particular when a bank holding company is undertaking expansion, seeking to engage in new activities or otherwise facing unusual or abnormal risks, it will consider, on a case-by-case basis, the level of an organization's ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital.

          The risk-based capital rules of the FRB and the OCC require bank holding companies and national banks to maintain minimum regulatory capital levels based upon a weighting of their assets and off-balance sheet obligations according to risk. The risk-based capital rules have two basic components: a core capital (Tier 1) requirement and a supplementary capital (Tier 2) requirement. Core capital consists primarily of common stockholders' equity, certain perpetual preferred stock (which must be noncumulative with respect to banks), and minority interests in the equity accounts of consolidated subsidiaries; less all intangible assets, except for certain purchased mortgage servicing rights and purchased credit card relationships. Supplementary capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify as Tier 1 capital and long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities; and subordinated debt and intermediate-term preferred stock.

          The risk-based capital regulations assign balance sheet assets and credit equivalent amounts of off-balance sheet obligations to one of four broad risk categories based principally on the degree of credit risk associated with the obligor. The assets and off-balance sheet items in the four risk categories are weighted at 0%, 20%, 50% and 100%. These computations result in the total risk-weighted assets.

          The risk-based capital regulations require all banks and bank holding companies to maintain a minimum ratio of total capital to total risk-weighted assets of 8%, with at least 4% as core capital. For the purpose of calculating these ratios: (i) supplementary capital will be limited to no more than 100% of core capital; and (ii) the aggregate amount of certain types of supplementary capital will be limited. In addition, the risk-based capital regulations limit the allowance for loan losses includable as capital to 1.25% of total risk-weighted assets.

          The federal bank regulatory agencies, including the OCC, have proposed to revise their risk-based capital requirements to ensure that such requirements provide for explicit consideration by commercial banks of interest rate risk. Under the proposed rule, a bank's interest rate risk exposure would be quantified using either the measurement system set forth in the proposal or the bank's internal model for measuring such exposure, if such model is determined to be adequate by the bank's examiner. If the dollar amount of a bank's interest rate risk exposure, as measured under either measurement system, exceeds 1% of the bank's total assets, the bank would be required under the proposed rule to hold additional capital equal to the dollar amount of the excess. Management of the Bank does not believe that adoption of the proposed rule would have a material adverse effect on the required levels of capital.
The proposed interest rate risk component rule would not apply to bank holding companies on a consolidated basis.

          OCC regulations classify national banks by capital levels and which provide for the OCC to take various prompt corrective actions to resolve the
problems of any bank that fails to satisfy the capital standards.   Under such
regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as undercapitalized, significantly undercapitalized, or critically undercapitalized depending on the extent to which the bank's capital levels are below these standards. A national bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation will be subject to severe regulatory sanctions. As of December 31, 1996, the Bank was well-capitalized as defined by the OCC's regulations.

Taxation

          The Bank's federal income tax returns have not been audited in the past five years. For additional information regarding taxation, see Note K of Notes to Consolidated Financial Statements.


Item 2.  Properties
-------------------

          The following table sets forth the location and certain additional
information regarding the Company's offices at December 31, 1996.   The Bank
owns all of its offices.

                                                       Net Book Value
                                  Year       Total      at December     Approximate
                                Opened     Investment        31, 1996  Square Footage
                                ------     ----------  --------------  --------------
                                              (Dollars in thousands)
Main Office:

240 E. Chestnut
Olney, IL 62450                   1883         $2,069       $   1,079           9,200

Branch Offices:

Lawrenceville Branch
1601 State
Lawrenceville, IL 62439           1983(1)         623             354           2,800

Fairfield Branch
303 W. Delaware
Fairfield, IL  62837              1983(1)         471             236           2,400

Newton Branch
601 W. Jourdan, P.O. Box 361
Newton, IL 62448                  1990(1)         620             476           3,114

Charleston Branch
511 Jackson
Charleston, IL 61920              1989(1)         655             464           2,870

-------------------
(1)  Date of acquisition.


          The net book value of the Company's investment in premises and equipment totaled approximately $2.6 million at December 31, 1996. For a discussion of premises and equipment, see Note 1 of Notes to Consolidated Financial Statements.

Item 3. Legal Proceedings.
-------------------------

          On October 18, 1996, a former depositor and borrower of the Bank filed a complaint in the Circuit Court for the Second Judicial Circuit of Illinois, naming the Bank's President and Chief Executive Officer and the Bank itself as defendants. The complaint seeks total damages of $200,000 (including $50,000 against the President in her individual capacity) plus costs. The complaint alleges the following actions on the part of the Bank: unilaterally lowering the credit line on the individual's credit card; wrongfully dishonoring the individual's check; and wrongfully debiting money from the individual's account. Management believes that the claims brought against it in this proceeding are without merit. There are no pending regulatory proceedings to which the Company, the Bank or its subsidiaries is a party or to which any of their properties is subject which are currently expected to result in a material loss. From time to time, the Bank is a party to various legal proceedings incident to its business.

Item 4.  Submission of Matters to Vote of Security Holders.
----------------------------------------------------------

                     Not applicable.


                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholders'
----------------------------------------------------------------------------
Matters
-------

          The information contained under the sections captioned "Market Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended December 31, 1996 (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.


Item 6.  Selected Financial Data
--------------------------------

          The information contained in the table captioned "Selected Consolidated Financial and Other Data" on page 2 in the Annual Report is incorporated herein by reference.


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

          The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 17 in the Annual Report is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

          The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Independent Auditors' Report and Selected Financial Data contained on pages 19 through 47 in the Annual Report, which are listed under Item 14 herein, are incorporated herein by reference.

Item 9.  Changes in and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

                     Not applicable.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

          For information concerning the Board of Directors and executive officers of the Company, the information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive proxy statement for the Company's 1997 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.


Item 11.  Management Remuneration
---------------------------------

          The information contained under the sections captioned "Proposal I -- Election of Directors -- Executive Compensation" " -- Director Compensation," " -- Employment Agreements" and " -- Supplemental Executive Retirement Agreements" in the Proxy Statement is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

          (a) Security Ownership of Certain Beneficial Owners

          Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Security Ownership" in the Proxy Statement.

          (b) Security Ownership of Management

          Information required by this item is incorporated herein by reference to the sections captioned "Voting Securities and Security Ownership" and "Proposal I -- Election of Directors" in the Proxy Statement.

          (c)  Changes in Control

          Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.


Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

          The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Transactions with Management" in the Proxy Statement.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------------------------------------------------------------------------

          (a)  List of Documents Filed as Part of this Report
               ----------------------------------------------

          (1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

          Independent Auditors' Report
          Consolidated Balance Sheets - December 31, 1996 and 1995
          Consolidated Statements of Income - Years ended December 31, 1996, 1995 and 1994
          Consolidated Statements of Stockholders' Equity - Years ended December 31, 1996, 1995 and 1994
          Consolidated Statements of Cash Flows - Years ended December 31, 1996, 1995 and 1994
          Notes to Consolidated Financial Statements

          (2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

          (3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.


    No.   Description
    --    -----------

   3.1    Articles of Incorporation *
   3.2    Bylaws *
   4      Form of Common Stock Certificate of Community Financial Corp. **
  10.1    Community Financial Corp. Stock Option and Incentive Plan *
  10.2    Community Financial Corp. Management Recognition Plan *
  10.3(a) Employment Agreements between Community Financial Corp.
           and Wayne H. Benson and Douglas W. Tompson *
  10.3(b) Employment Agreements between Community Bank & Trust, N.A.
           and Wayne H. Benson and Douglas W. Tompson *
  10.4    Severance Agreements between each of Community Financial Corp.
           and Community Bank & Trust, N.A. and Shirley B. Kessler *
  10.5    Community Bank & Trust, N.A. Deferred Compensation Plan *
  10.6    Community Bank & Trust, N.A. Supplemental Executive
           Retirement Agreements with Shirley B. Kessler,
           Wayne H. Benson and Douglas W. Tompson *
  13      Annual Report to Stockholders
  21      Subsidiaries of the Registrant
  23      Consent of Larsson, Woodyard & Henson, CPAs
  27      Financial Data Schedule
------------------
* Incorporated herein by reference from the Company's Registration Statement on Form S-1 filed December 30, 1994 (File No. 33-88102).
** Incorporated herein by reference from the Company's Registration Statement on Form 8-A (File No. 0-26292).

  (b)  Reports on Form 8-K.  During the quarter ended December 31, 1996, the
       -------------------
Registrant did not file any Current Reports on Form 8-K.

  (c)  Exhibits.  The exhibits required by Item 601 of Regulation S-K are either
       --------
filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

  (d)  Financial Statements and Schedules Excluded from Annual Report.  There
       --------------------------------------------------------------
are no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders pursuant to Rule 14a-3(b) which are required to be included herein.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     COMMUNITY FINANCIAL CORP.

March 24, 1997
                                     By: /s/ Shirley B. Kessler
                                         --------------------------------------
                                       Shirley B. Kessler
                                       President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Shirley B. Kessler                          March 24, 1997
----------------------------------------------
Shirley B. Kessler
President, Chief Executive Officer
  and Director
(Principal Executive Officer)

/s/ Douglas W. Tompson                          March 24, 1997
----------------------------------------------
Douglas W. Tompson
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Charles M. DiCiro                           March 24, 1997
----------------------------------------------
Charles M. DiCiro
Chairman of the Board

/s/ Michael F. Bauman                           March 24, 1997
----------------------------------------------
Michael F. Bauman
Director

/s/ William O. Cantwell                         March 24, 1997
----------------------------------------------
William O. Cantwell
Director

/s/ Roger A. Charleston                         March 24, 1997
----------------------------------------------
Roger A. Charleston
Director

/s/ Brad A. Jones                               March 24, 1997
----------------------------------------------
Brad A. Jones
Director

/s/ Clyde R. King                               March 24, 1997
----------------------------------------------
Clyde R. King
Director

/s/ Allen D. Welker                             March 24, 1997
----------------------------------------------
Allen D. Welker
Director