Form 10-Q
period 1997-03-31
COMMUNITY FINANCIAL CORP /IL/
filed 1997-05-15
CIK 934858

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
--------------------------------------------------------------------------------

                                   FORM 10-Q



(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1997


                                       OR


[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


Commission File Number:  0-26292


                          COMMUNITY FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          ILLINOIS                                               37-1337630
 ------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
Incorporation or organization)                              Identification No.)



240 E. CHESTNUT STREET, OLNEY, ILLINOIS                             62450-2295
----------------------------------------                            ----------
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

      As of May 2, 1997, the Registrant had 2,370,612 shares of Common Stock issued and outstanding.

                                   CONTENTS


                                                                     PAGE
                                                                     ----


PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

          Consolidated Balance Sheets as of March 31, 1997
              and December 31, 1996..................................   3

          Consolidated Statements of Income for the Three-Month
              Period Ended March 31, 1997 and 1996...................   4

          Consolidated Statements of Cash Flows for the Three-Month
              Period Ended March 31, 1997 and 1996...................   5

          Consolidated Statements of Stockholders' Equity for the
              Three-Month Period Ended March 31, 1997................   7

          Notes to Consolidated Financial Statements.................   8

 Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................   9


PART II.  OTHER INFORMATION
          -----------------

  Item 1.  Legal Proceedings.........................................  12

  Item 2.  Changes in Securities.....................................  12

  Item 3.  Defaults Upon Senior Securities...........................  12

  Item 4.  Submission of Matters to a Vote of Security-Holders.......  12

  Item 5.  Other Information.........................................  12

  Item 6.  Exhibits and Reports on Form 8-K..........................  12


SIGNATURES...........................................................  13

                         PART 1 - FINANCIAL INFORMATION
                    COMMUNITY FINANCIAL CORP AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                            MARCH 31   DECEMBER 31
ASSETS                                                        1997        1996
------                                                     ----------  -----------

CASH AND CASH EQUIVALENTS:
  CASH                                                       $  1,143   $  1,285
  INTEREST BEARING DEPOSITS
                                                               10,014     11,333
   TOTAL CASH AND CASH EQUIVALENTS                           --------   --------
                                                               11,157     12,618

TIME DEPOSITS                                                       0          0
SECURITIES AVAILABLE FOR SALE (amortized cost                  15,045     13,990
  of $15,327 (1997) and $14,213 (1996))
SECURITIES HELD TO MATURITY (estimated market value             3,234      3,362
  of $3,239 (1997) and $3,378 (1996))
MORTGAGE-BACK & RELATED SECURITIES AVAILABLE FOR SALE          27,042     28,319
  (amortized cost of $27,464 (1997) and $28,535(1996))
LOANS RECEIVABLE, net                                         120,789    122,307
FORECLOSED REAL ESTATE, net                                       124         53
REAL ESTATE HELD FOR SALE                                           0          0
ACCRUED INTEREST RECEIVABLE                                     1,237      1,239
PREMISES AND EQUIPMENT, net                                     2,685      2,609
PREPAID INCOME TAXES                                              145        166
DEFERRED INCOME TAXES                                             515        409
OTHER ASSETS                                                      764        727
                                                             --------   --------
      TOTAL ASSETS                                           $182,737   $185,799
                                                             ========   ========



LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------


DEPOSITS                                                     $138,429   $139,100
FEDERAL HOME LOAN BANK ADVANCES                                 5,000      7,500
REPURCHASE AGREEMENTS                                           3,963      3,121
ADVANCES FROM BORROWERS FOR TAXES AND INSURANCE                    67         40
ACCRUED INTEREST PAYABLE                                          234        160
ACCRUED INCOME TAXES                                                0          0
OTHER LIABILITIES                                               1,082      1,796
                                                             --------   --------
      TOTAL LIABILITIES                                      $148,775   $151,717
                                                             --------   --------

STOCKHOLDER EQUITY:
  COMMON STOCK, $.01 PAR VALUE PER SHARE:
  7,000,000 SHARES AUTHORIZED; 2,370,612
  AND 2,387,112 SHARES ISSUED AT MARCH 31, 1997
  AND DECEMBER 31, 1996                                     $     26    $     26
  ADDITIONAL PAID-IN CAPITAL                                  25,448      25,397
  TREASURY STOCK                                              (3,655)     (3,411)
  ESOP                                                        (1,688)     (1,693)
  SHARES HELD FOR MRP                                           (938)     (1,123)
  RETAINED EARNINGS-SUBSTANTIALLY RESTRICTED                  15,191      15,149
  UNREALIZED LOSS ON SECURITIES AVAILABLE FOR SALE,
    NET OF RELATED TAXES
                                                                (422)       (263)
      TOTAL STOCKHOLDER EQUITY                              --------    --------
                                                            $ 33,962    $ 34,082
                                                            --------    --------
COMMITMENTS AND CONTINGENCIES                                   0.00        0.00

      TOTAL LIABILITIES AND STOCKHOLDER EQUITY              $182,737    $185,799
                                                            ========    ========

See accompanying notes to consolidated financial statements.

                    COMMUNITY FINANCIAL CORP AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF INCOME
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                                           THREE MONTHS ENDED
                                                                 MARCH 31
                                                              1997     1996
                                                            ------   ------
INTEREST INCOME:
  INTEREST ON LOANS                                         $2,672   $2,500
INTEREST ON MORTGAGE-BACKED AND RELATED SECURITIES             451      558
  INTEREST ON INVESTMENTS AND INTEREST-BEARING DEPOSITS        379      397
                                                            ------   ------
  TOTAL INTEREST INCOME                                     $3,502   $3,455
                                                            ------   ------
INTEREST EXPENSE:
  INTEREST ON DEPOSITS                                      $1,574   $1,634
  INTEREST ON OTHER BORROWED FUNDS                             116       59
                                                            ------   ------
     TOTAL INTEREST EXPENSE                                 $1,690   $1,693
                                                            ------   ------

     NET INTEREST INCOME                                    $1,812   $1,762

PROVISIONS FOR LOAN LOSSES                                      33      (51)
                                                            ------   ------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         $1,779   $1,813
                                                            ------   ------

NON-INTEREST INCOME:
  SERVICE FEES                                              $  169   $  123
  INSURANCE AND ANNUITY COMMISSIONS                             43       46
  NET GAIN (LOSS) ON SALE OF SECURITIES                          0        0
  OTHER                                                         10       28
                                                            ------   ------
     TOTAL NON-INTEREST INCOME                              $  222   $  197
                                                            ------   ------

NON-INTEREST EXPENSE:
  COMPENSATION AND BENEFITS                                 $1,364   $  755
  OCCUPANCY                                                     53       52
  EQUIPMENT AND FURNISHING                                      98       83
  DATA PROCESSING                                              106      118
  FEDERAL DEPOSIT INSURANCE PREMIUMS                            22       96
  OTHER                                                        294      214
                                                            ------   ------
     TOTAL NON-INTEREST EXPENSE                             $1,937   $1,318
                                                            ------   ------

     INCOME BEFORE INCOME TAXES, EXTRAORDINARY
       ITEM, AND CUMULATIVE EFFECT OF CHANGES
       IN ACCOUNTING PRINCIPLE                              $   64   $  692

PROVISION FOR INCOME TAXES                                      22      248
                                                            ------   ------

     NET INCOME                                             $   42   $  444
                                                            ======   ======

EARNINGS PER SHARE                                          $  0.02    0.19
                                                            =======  ======

See accompanying notes to consolidated financial statements.

                    COMMUNITY FINANCIAL CORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                                                     THREE MONTHS ENDED
                                                                     MARCH 31  MARCH 31
                                                                        1997      1996
                                                                      -------    ------
OPERATING ACTIVITIES:
 NET INCOME                                                           $    42    $  444
 ADJUSTMENTS TO RECONCILE NET INCOME TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES:
  PROVISION FOR DEPRECIATION                                               87        54
  PROVISION FOR LOAN LOSSES                                                33       (51)
  ACCRETION OF DISCOUNTS ON SECURITIES                                    (11)      (18)
  AMORTIZATION OF PREMIUMS ON SECURITIES                                    8        13
  AMORTIZATION OF MRP                                                     185        70
  DECREASE IN ACCRUED INTEREST RECEIVABLE                                   2        43
  (INCREASE) DECREASE IN OTHER ASSETS                                     (37)     (446)
  (DECREASE) INCREASE IN ACCRUED INCOME TAXES                              21       268
  (INCREASE) DECREASE IN DEFERRED INCOME TAXES                           (106)     (183)
  INCREASE (DECREASE) IN ACCRUED INTEREST PAYABLE                          74        70
  INCREASE (DECREASE) IN OTHER LIABILITIES                               (714)     (304)
  FEDERAL HOME LOAN BANK STOCK DIVIDENDS RECEIVED                           0         0
  DIVIDENDS ON SECURITIES                                                   0         0
  LOSS (GAIN) ON SALE OF SECURITIES AND MORTGAGE-BACKED
   AND RELATED SECURITIES                                                   0         0
  LOSS (GAIN) IN SALE OF PREMISES AND EQUIPMENT                             0         0
                                                                      -------    ------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                          $  (416)   $  (40)
                                                                      -------    ------
INVESTING ACTIVITIES:
  PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE                      0         0
  PROCEEDS FROM SALES OF SECURITIES HELD TO MATURITY                        0         0
  PROCEEDS FROM MATURITIES OF SECURITIES HELD TO MATURITY                 212       125
  PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE FOR SALE             1,803     2,000
  PROCEEDS FROM SALES OF MORTGAGE-BACKED AND RELATED
   SECURITIES                                                               0         0
  PURCHASE OF MORTGAGE-BACKED AND RELATED SECURITIES                        0         0
  PURCHASE OF SECURITIES AVAILABLE FOR SALE                            (3,000)        0
  PURCHASE OF SECURITIES HELD TO MATURITY                                   0        85
  PROCEEDS FROM MATURING TIME DEPOSITS                                      0         0
  PURCHASE OF LOANS                                                         0         0
  DECREASE (INCREASE) IN LOAN RECEIVABLE                                1,485      (624)
  PRINCIPAL COLLECTED ON MORTGAGE-BACKED AND RELATED
   SECURITIES                                                           1,020     1,396
  SFAS 115 ADJUSTMENT                                                     159       274
  DECREASE (INCREASE) IN FORECLOSED REAL ESTATE                           (71)        0
  PURCHASE OF PREMISES AND EQUIPMENT                                     (163)      (30)
  PROCEEDS FROM SALE OF EQUIPMENT                                           0         0
  PURCHASE OF FEDERAL HOME LOAN BANK STOCK                                  0         0
  PURCHASE OF FEDERAL RESERVE BANK STOCK                                    0         0
  PROCEEDS FROM SALE OF FEDERAL HOME LOAN BANK STOCK                        0         0
                                                                      -------    ------
   NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                $ 1,445    $3,226
                                                                      -------    ------


                    COMMUNITY FINANCIAL CORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                                          THREE MONTHS ENDED
                                                          MARCH 31  MARCH 31
                                                            1997       1996
                                                          --------  --------
FINANCING ACTIVITIES:
 NET (DECREASE) IN DEPOSITS                              $  (671)   $(1,826)
 INCREASE IN ADVANCES FROM BORROWERS
  FOR TAXES AND INSURANCE                                     27         41
 INCREASE (DECREASE) IN SHORT-TERM BORROWINGS             (1,658)     2,796
 PROCEEDS FROM SALE OF STOCK                                   0          0
 UNEARNED EMPLOYEE STOCK OWNERSHIP PLAN                        5          0
 PURCHASE OF SHARES FOR MRP                                    0     (1,403)
 PURCHASE OF TREASURY STOCK                                 (244)         0
 ESOP ADJUSTMENT                                              26          0
 MRP ADJUSTMENT                                               25          0
                                                         -------    -------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    $(2,490)   $  (392)
                                                         -------    -------

  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       $(1,461)     2,794

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         $12,618    $ 9,877
                                                         -------    -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $11,157    $12,671
                                                         =======    =======



SUPPLEMENTAL DISCLOSURES:
  ADDITIONAL CASH FLOW INFORMATION:
   CASH PAID FOR:
    INTEREST ON DEPOSITS, ADVANCES AND
     OTHER BORROWINGS                                    $ 1,620    $ 1,626

   INCOME TAXES:
    FEDERAL                                              $     0    $     0
    STATE                                                $     0    $     0

SCHEDULE OF NONCASH INVESTING ACTIVITIES:
  STOCK DIVIDENDS DISTRIBUTED BY THE
   FEDERAL HOME LOAN BANK OF CHICAGO                     $     0    $     0

SECURITIES, MORTGAGE-BACKED AND RELATED SECURITIES
  TRANSFERRED TO AVAILABLE FOR SALE                      $     0    $     0

CHANGE IN UNREALIZED GAIN (LOSS) ON SECURITIES
  AVAILABLE FOR SALE                                     $  (265)   $  (439)

CHANGE IN DEFERRED INCOME TAXES ATTRIBUTED TO
  UNREALIZED GAIN (LOSS) ON SECURITIES AVAILABLE
  FOR SALE                                               $   106    $   109


                    COMMUNITY FINANCIAL CORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                         ADDITIONAL               GUARANTEE                            NET UNREALIZED
                                COMMON    PAID-IN     TREASURY     OF ESOP       MRP      RETAINED   LOSS ON SECURITIES
                                STOCK     CAPITAL      STOCK     INDEBTEDNESS    STOCK    EARNINGS   AVAILABLE FOR SALE    TOTAL
                                ------   ----------   --------   ------------   -------   --------   ------------------   --------
BALANCE, DECEMBER 31, 1996      $   26   $   25,397   $ (3,411)  $   (1,693)    $(1,123)  $ 15,149        $ (263)         $ 34,082


NET INCOME                                                                                $     42                        $     42

SALE OF COMMON STOCK            $    0   $        0                                                                       $      0

GUARANTEE OF ESOP
 INDEBTEDNESS                                                    $        5                                               $      5

SHARES HELD FOR MANAGEMENT
 RECOGNITION PLAN                                                               $   185                                   $    185

TREASURY STOCK                                        $   (244)                                                           $   (244)

ESOP SOP 93-6 ADJUSTMENT                 $       51                                                                       $     51

CHANGE IN NET UNREALIZED
 LOSS ON SECURITIES AVAILABLE
 FOR SALE                                                                                 $      0        $ (159)         $   (159)
                                ------   ----------   --------   ----------     -------   --------        ------          --------
BALANCE, MARCH 31, 1997         $   26   $   25,448   $ (3,655)  $   (1,688)    $  (938)  $ 15,191        $ (422)         $ 33,962
                                ======   ==========   ========   ==========     =======   ========        ======          ========


See accompanying notes to consolidated financial statements.

                            COMMUNITY FINANCIAL CORP
                                 and SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                 March 31, 1997

                                  (Unaudited)

(1)  DESCRIPTION OF THE BUSINESS

     Community Financial Corp. (the Company), an Illinois corporation, is a holding company of Community Bank & Trust, N.A. (the Bank). Community Financial Corp. is primarily engaged in the business of directing, planning and coordinating the business activities of Community Bank & Trust, N.A., which primarily consist of accepting deposits from the general public through its branches and investing these funds in loans in the Bank's market areas and in investment securities and mortgage-backed securities.

(2)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three months ended March 31, 1997 and 1996.

(3)  PRINCIPLES OF CONSOLIDATION

     The accompanying unaudited consolidated financial statements include the accounts of Community Financial Corp and Community Bank &
     Trust.  All significant intercompany items have been eliminated.

(4)  EARNINGS PER COMMON SHARE

     Income per common share is based on SOP93-6 and that 2,211,915 and 2,348,760 shares outstanding at March 31, 1997, and 1996, respectively, were outstanding for all periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------
COMPARISON OF CONDITION AT MARCH 31, 1997 AND DECEMBER 31, 1996.

Total assets decreased by $3.1 million or 1.6% from $185.8 million at December 31, 1996 to $182.7 million at March 31, 1997. Total cash and cash equivalents (which includes federal funds sold) decreased $1.5 million or 11.6% from $12.6 million at December 31, 1996 to $11.2 million at March 31, 1997. The Bank's loan portfolio decreased by $1.5 million or 1.2% from $122.3 million at December 31, 1996 to $120.8 million at March 31, 1997. Securities available for sale increased by $1.1 million or 7.5% from $14.0 million at December 31, 1996 to $15.0 million at March 31, 1997. Mortgage-back and related securities available for sale declined by $1.3 million or 4.5% from $28.3 million at December 31, 1996 to $27.0 million at March 31, 1997 as a result of principle paybacks. During the three months ended March 31, 1997, the Company's portfolio of investment securities and mortgage-backed and related securities, classified as available for sale pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, decreased capital by $422,000 (net of taxes) as a result of a decrease in the market value. Total liabilities decreased $2.9 million or 1.9% from $151.7 million at December 31, 1996 to $148.8 million at March 31, 1997. Deposits declined by $671,000 or 0.5% from $139.1 million at December 31, 1996 to $138.4 million at March 31, 1997. Federal Home Loan Bank advances decreased by $2.5 million or 33.3% from $7.5 million at December 31, 1996 to $5.0 million at March 31, 1997. Repurchase agreements increased by $842,000 or 27.0% from $3.1 million at December 31, 1996 to $4.0 million at March 31, 1997.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996.

NET INCOME. Net income was $42,000 for the three months ended March 31, 1997, as compared to $444,000 for the three months ended March 31, 1996. This represents a decrease of $402,000, or 90.5%. The decrease was due primarily to an early retirement program that was offered to twelve employees of which seven employees elected to participate in the program. The pre-tax cost of the program was approximately $509,000 which was paid during the quarter. The restated net income after removing the cost of the non-recurring early retirement program would have been $376,000.

NET INTEREST INCOME. Net interest income remained unchanged at $1.8 million for the three months ended March 31, 1997 and for the three months ended March 31, 1996.

INTEREST INCOME.   Interest income remained unchanged at $3.5 million for the three months ended March 31, 1997, and for the three months ended March 31, 1996. Interest income on loans increased by $172,000 or 6.9% from $2.5 million at March 31, 1996 to $2.7 million for March 31, 1997 due to the average balance of loans increasing by $6.7 million or 5.9%, from $114.8 million for the three months ended March 31, 1996 to $121.5 million for the three months ended March 31, 1997. The decrease in interest income on mortgage-back and related securities of $107,000 or 19.2%, was due to the decrease in the average balance of $7.1 million or 20.3%.

INTEREST EXPENSE.   Interest expense remained unchanged at $1.7 million for the three months ended March 31, 1997, and for the three months ended March 31, 1996.

PROVISION FOR LOAN LOSSES.   The Company established provisions for loan losses
of $33,000 and had a recovery of $51,000 for the three months ended March 31, 1997 and 1996, respectively. In December 1995, a loan was written off based on the estimated low value of the underlying security and provisions for loan losses were established. During March 1996, the security was sold yielding a higher recovery than estimated. The Company's provisions for loan losses for the three months ended March 31, 1997, approximated charge-offs during such period and were made to maintain the allowance for loan losses at an adequate level during that period.

NONINTEREST INCOME. Noninterest income increased by $25,000, or 12.7%, from $197,000 for the three months ended March 31, 1996 to $222,000 for he three months ended March 31, 1997.

NONINTEREST EXPENSE. Noninterest expense increased by $620,000, or 47.0%, from $1.3 million for the three months ended March 31, 1996 to $1.9 million for the three months March 31, 1997. Such increase was due primarily to a $609,000, or 80.7% increase in compensation and benefits from $755,000 for the three months ended March 31, 1996, to $1.4 million for the three months ended March 31, 1997. During the quarter an early retirement program was offered and the approximate non-recurring cost incurred for those employees who elected early retirement was $509,000, which represents 83.6% of the increased expense.

INCOME TAX EXPENSE.   The Company's income tax expense was estimated at $22,000
and $248,000 for the three months ended March 31, 1997 and 1996, respectively.

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

The Company has other sources of liquidity if there is a need for funds. The Company has a portfolio of investment securities and mortgage-backed and related securities with an aggregate market value of $42.1 million at March 31, 1997 classified as available for sale. Another source of liquidity is the Bank's ability to obtain advances from the FHLB of Chicago. In addition, the Company maintains a significant portion of its investments in interest-bearing deposits at other financial institutions that will be available when needed.

The Company anticipates that it will have sufficient funds available to meet commitments outstanding and to meet loan demand. As of March 31, 1997, the Bank's ratios of Tier I capital to adjusted total assets was 14.4%, as compared to the required level of 3.0%, respectively. The risk-based capital ratio at that date was 24.2%, as compared to the requirement of 8.0%.

PART II. OTHER INFORMATION
         -----------------

    ITEM 1. LEGAL PROCEEDINGS

    None

    ITEM 2. CHANGES IN SECURITIES

    None

    ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

    None

    ITEM 5. OTHER INFORMATION

    None

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (A)  Exhibits - None.

    (B)  Reports on Form 8-K

         On December 31, 1996, the Company filed a Current Report on Form 8-K, reporting under item 5 that on December 27, 1996, the Company signed an agreement for the acquisition of American Bancshares, Inc., the holding company for American Bank of Illinois in Highland.

                                   SIGNATURES



    Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                COMMUNITY FINANCIAL CORP.



Date:  May 12, 1997

                                /s/ Shirley B. Kessler
                                -----------------------------------------
                                Shirley B. Kessler
                                President and Chief Executive Officer
                                (Director and Principal Executive Officer)



Date:  May 12, 1997            /s/ Douglas W. Tompson
                               -------------------------------------------
                               Douglas W. Tompson
                               (Chief Financial Officer)