Form 10-Q
period 1997-06-30
COMMUNITY FINANCIAL CORP /IL/
filed 1997-08-14
CIK 934858

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
           --------------------------------------------------------

                                   FORM 10-Q



(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1997


                                       OR


[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


Commission File Number:  0-26292


                           COMMUNITY FINANCIAL CORP.
              ---------------------------------------------------
            (Exact name of registrant as specified in its charter)


                ILLINOIS                                   37-1337630
   -------------------------------                     -------------------
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                      Identification No.)



240 E. CHESTNUT STREET, OLNEY, ILLINOIS                  62450-2295
----------------------------------------                ------------
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

      As of August 12, 1997, the Registrant had 2,360,612 shares of Common Stock issued and outstanding.

                                   CONTENTS
                                                                                                       PAGE
                                                                                                       ----
PART I.  FINANCIAL INFORMATION
         ---------------------
         Consolidated Balance Sheets as of June 30, 1997
           and December 31, 1996..................................................................        3

         Consolidated Statements of Income for the Three-Month and Six-Month
           Periods Ended June 30, 1997 and 1996...................................................        4

         Consolidated Statements of Cash Flows for the Three-Month and Six-Month
           Period Ended June 30, 1997 and 1996....................................................        5

         Consolidated Statements of Stockholders' Equity for the
           Six-Month Period Ended June 30, 1997...................................................        7

         Notes to Consolidated Financial Statements...............................................        8

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations....................................................        9

PART II. OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings........................................................................       13

Item 2.  Changes in Securities....................................................................       13

Item 3.  Defaults Upon Senior Securities..........................................................       13

Item 4.  Submission of Matters to a Vote of Security-Holders......................................       13

Item 5.  Other Information........................................................................       13

Item 6.  Exhibits and Reports on Form 8-K.........................................................       13

SIGNATURES........................................................................................       14


                        PART 1 - FINANCIAL INFORMATION
                   COMMUNITY FINANCIAL CORP AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                             JUNE 30      DECEMBER 31
ASSETS                                                        1997            1996
------                                                    -----------     -----------
CASH AND CASH EQUIVALENTS:
  CASH                                                    $     1,269     $     1,285
  INTEREST BEARING DEPOSITS                                    16,165          11,333
                                                          -----------     -----------
   TOTAL CASH AND CASH EQUIVALENTS                             17,434          12,618
TIME DEPOSITS                                                       0               0
SECURITIES AVAILABLE FOR SALE (amortized cost
  of $31,901 (1997) and $14,213 (1996))                        31,743          13,990
SECURITIES HELD TO MATURITY (estimated market value
  of $3,207 (1997) and $3,378 (1996)                            3,236           3,362
MORTGAGE-BACK & RELATED SECURITIES AVAILABLE FOR SALE
  (amortized cost of $26,176 (1997) and $28,535(1996)          25,958          28,319
LOANS RECEIVABLE, net                                         132,252         122,307
FORECLOSED REAL ESTATE, net                                       126              53
REAL ESTATE HELD FOR SALE                                           0               0
ACCRUED INTEREST RECEIVABLE                                     1,771           1,239
PREMISES AND EQUIPMENT, net                                     3,425           2,609
PREPAID INCOME TAXES                                                0             166
DEFERRED INCOME TAXES                                             381             409
GOODWILL                                                          891               0
 OTHER ASSETS                                                     664             727
                                                          -----------     -----------
      TOTAL ASSETS                                        $   217,881     $   185,799
                                                          ===========     ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------

DEPOSITS                                                  $   155,993     $   139,100
FEDERAL HOME LOAN BANK ADVANCES                                22,000           7,500
REPURCHASE AGREEMENTS                                           4,104           3,121
ADVANCES FROM BORROWERS FOR TAXES AND INSURANCE                    76              40
ACCRUED INTEREST PAYABLE                                          250             160
ACCRUED INCOME TAXES                                              324               0
OTHER LIABILITIES                                                 420           1,796
                                                          -----------     -----------
      TOTAL LIABILITIES                                   $   183,167     $   151,717
                                                          -----------     -----------

STOCKHOLDER EQUITY:
  COMMON STOCK, $.01 PAR VALUE PER SHARE:
  7,000,000 SHARES AUTHORIZED; 2,365,612
  AND 2,387,112 SHARES ISSUED AT JUNE 30, 1997
  AND DECEMBER 31, 1996                                   $        26    $         26
  ADDITIONAL PAID-IN CAPITAL                                   25,448          25,397
  TREASURY STOCK                                               (3,728)         (3,411)
  UNALLOCATED ESOP SHARES                                      (1,688)         (1,693)
  SHARES HELD FOR MRP                                            (875)         (1,123)
  RETAINED EARNINGS                                            15,755          15,149
  UNREALIZED LOSS ON SECURITIES AVAILABLE FOR SALE,
    NET OF RELATED TAXES                                         (224)           (263)
                                                          -----------     -----------
      TOTAL STOCKHOLDER EQUITY                            $    34,714     $    34,082
                                                          -----------     -----------
COMMITMENTS AND CONTINGENCIES                                    0.00            0.00

      TOTAL LIABILITIES AND STOCKHOLDER EQUITY            $   217,881     $   185,799
                                                          ===========     ===========

See accompanying notes to consolidated financial statements.

                   COMMUNITY FINANCIAL CORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                             JUNE 30                     JUNE 30
                                                                        1997        1996             1997        1996
                                                                      --------    --------         --------    --------
INTEREST INCOME:
   INTEREST ON LOANS                                                  $  2,966    $  2,545         $  5,866    $  5,045
   INTEREST ON MORTGAGE-BACKED AND RELATED SECURITIES                      430         528              881       1,086
   INTEREST ON INVESTMENTS AND INTEREST-BEARING DEPOSITS                   735         345            1,209         742
                                                                      --------    --------         --------    --------
     TOTAL INTEREST INCOME                                            $  4,131    $  3,418         $  7,956    $  6,873
                                                                      --------    --------         --------    --------
INTEREST EXPENSE:
   INTEREST ON DEPOSITS                                               $  1,720    $  1,589         $  3,376    $  3,223
   INTEREST ON OTHER BORROWED FUNDS                                        282          68              453         127
                                                                      --------    --------         --------    --------
     TOTAL INTEREST EXPENSE                                           $  2,002    $  1,657         $  3,829    $  3,350
                                                                      --------    --------         --------    --------

     NET INTEREST INCOME                                              $  2,129    $  1,761         $  4,127    $  3,523

PROVISIONS FOR LOAN LOSSES                                                  22          40         $     56    $    (11)
                                                                      --------    --------         --------    --------

     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES              $  2,107    $  1,721         $  4,071    $  3,534
                                                                      --------    --------         --------    --------

NON-INTEREST INCOME:
   SERVICE FEES                                                       $    204    $    123         $    400    $    246
   INSURANCE AND ANNUITY COMMISSIONS                                        72          46              115          92
   NET GAIN (LOSS) ON SALE OF SECURITIES                                    (1)          0               (1)          0
   GAIN ON SALE OF INSURANCE AGENCY                                          0           0                0           0
   RECOVERY OF LITIGATION SETTLEMENT                                         0           0                0           0
   OTHER                                                                     7          27               27          55
                                                                      --------    --------         --------    --------
     TOTAL NON-INTEREST INCOME                                        $    282    $    196         $    541    $    393
                                                                      --------    --------         --------    --------
NON-INTEREST EXPENSE:
   COMPENSATION AND BENEFITS                                          $    815    $    662         $  2,262    $  1,417
   OCCUPANCY                                                                72          53              144         105
   EQUIPMENT AND FURNISHING                                                115          90              219         173
   DATA PROCESSING                                                         119         103              243         221
   FEDERAL DEPOSIT INSURANCE PREMIUMS                                       23          97               45         193
   OTHER                                                                   265         206              613         421
                                                                      --------    --------         --------    --------
     TOTAL NON-INTEREST EXPENSE                                       $  1,409    $  1,211         $  3,526    $  2,530
                                                                      --------    --------         --------    --------
     INCOME BEFORE INCOME TAXES, EXTRAORDINARY
       ITEM, AND CUMULATIVE EFFECT OF CHANGES
       IN ACCOUNTING PRINCIPLE                                        $    980    $    706         $  1,086    $  1,397

PROVISION FOR INCOME TAXES                                                 397         310              426         558
                                                                      --------    --------         --------    --------

    NET INCOME                                                        $    583    $    396         $    660    $    839
                                                                      ========    ========         ========    ========
EARNINGS PER SHARE                                                    $   0.27        0.18         $   0.30    $   0.36
                                                                      ========    ========         ========    ========

See accompanying notes to consolidated financial statements.

                   COMMUNITY FINANCIAL CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                             JUNE 30                      JUNE 30
                                                                        1997        1996             1997        1996
                                                                      --------    --------         --------    --------
OPERATING ACTIVITIES:
   NET INCOME                                                         $    583    $    395         $    660    $    839
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET
    CASH PROVIDED BY OPERATING ACTIVITIES:
    INCOME AT ACQUISITION OF ABI                                           (19)          0              (54)          0
    PROVISION FOR DEPRECIATION                                              62          54              149         108
    PROVISION FOR LOAN LOSSES                                               23          40               56         (11)
    ACCRETION OF DISCOUNTS ON SECURITIES                                    (8)        (16)             (19)        (44)
    AMORTIZATION OF PREMIUMS ON SECURITIES                                   9          15               17          28
    AMORTIZATION OF MRP                                                     63          70              248         140
    AMORTIZATION OF GOODWILL                                                 5           0                5           0
    GOODWILL                                                              (896)          0             (896)          0
    (INCREASE) DECREASE IN ACCRUED INTEREST RECEIVABLE                    (534)        (62)            (532)        (19)
    (INCREASE) DECREASE IN OTHER ASSETS                                    100          49               63        (397)
    (DECREASE) INCREASE IN ACCRUED INCOME TAXES                            469        (371)             490        (103)
    (INCREASE) DECREASE IN DEFERRED INCOME TAXES                           134        (161)              28        (344)
    INCREASE (DECREASE) IN ACCRUED INTEREST PAYABLE                         16         (54)              90          16
    INCREASE (DECREASE) IN OTHER LIABILITIES                              (662)        173           (1,376)       (121)
    FEDERAL HOME LOAN BANK STOCK DIVIDENDS RECEIVED                          0           0                0           0
    DIVIDENDS ON SECURITIES                                                  0           0                0           0
    LOSS (GAIN) ON SALE OF SECURITIES AND MORTGAGE-BACKED
     AND RELATED SECURITIES                                                  1           0                1          (1)
    LOSS (GAIN) IN SALE OF PREMISES AND EQUIPMENT                            0           0                0           0
                                                                      --------    --------         --------    --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                        $   (654)   $    132         $ (1,070)   $     91
                                                                      --------    --------         --------    --------

INVESTING ACTIVITIES:
    PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE                     0       1,000                0       1,000
    PROCEEDS FROM SALES OF SECURITIES HELD TO MATURITY                       0           0                0           0
    PROCEEDS FROM MATURITIES OF SECURITIES HELD TO MATURITY                  0          85              212         210
    PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE FOR SALE                0           0            1,803       2,000
    PROCEEDS FROM SALES OF MORTGAGE-BACKED AND RELATED SECURITIES            0         204                0         204
    PURCHASE OF MORTGAGE-BACKED AND RELATED SECURITIES                       0           0                0           0
    PURCHASE OF SECURITIES AVAILABLE FOR SALE                          (16,420)     (1,000)         (19,420)     (1,000)
    PURCHASE OF SECURITIES HELD TO MATURITY                                  0        (170)               0         (85)
    PROCEEDS FROM MATURING TIME DEPOSITS                                     0           0                0           0
    PURCHASE OF LOANS                                                        0           0                0           0
    DECREASE (INCREASE) IN LOAN RECEIVABLE                             (11,430)     (4,978)          (9,945)     (5,601)
    PRINCIPAL COLLECTED ON MORTGAGE-BACKED AND RELATED SECURITIES        1,342       1,965            2,362       3,180
    SFAS 115 ADJUSTMENT                                                   (198)         60              (39)        515
    DECREASE (INCREASE) IN FORECLOSED REAL ESTATE                           (2)        (19)             (73)        (19)
    PURCHASE OF PREMISES AND EQUIPMENT                                    (802)       (191)            (965)       (221)
    PROCEEDS FROM SALE OF EQUIPMENT                                          5           0                5           0
    PURCHASE OF FEDERAL HOME LOAN BANK STOCK                              (205)          0             (205)          0
    PURCHASE OF FEDERAL RESERVE BANK STOCK                                   0           0                0           0
    PROCEEDS FROM SALE OF FEDERAL HOME LOAN BANK STOCK                       0           0                0           0
                                                                      --------    --------         --------    --------

     NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES              $(27,710)   $ (3,044)        $(26,265)   $    183
                                                                      --------    --------         --------    --------

                   COMMUNITY FINANCIAL CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                             JUNE 30                   JUNE 30
                                                                        1997        1996           1997        1996
                                                                      --------    --------       --------    --------
FINANCING ACTIVITIES:
    NET INCREASE (DECREASE) IN DEPOSITS                               $ 17,564    $ (4,070)      $ 16,893    $ (5,896)
    (DECREASE) INCREASE IN ADVANCES FROM BORROWERS
     FOR TAXES AND INSURANCE                                                 9          (2)            36          39
    INCREASE (DECREASE) IN SHORT-TERM BORROWINGS                        17,141       2,632         15,483       5,428
    PROCEEDS FROM SALE OF STOCK                                              0           0              0           0
    UNEARNED EMPLOYEE STOCK OWNERSHIP PLAN                                   0           0              5           0
    MARKET ADJUSTMENT OF EMPLOYEE STOCK OWNERSHIP PLAN                       0           0             26           0
    PURCHASE OF SHARES FOR MRP                                               0           0              0      (1,403)
    MARKET ADJUSTMENT OF MRP                                                 0           0             25           0
    PURCHASE OF TREASURY STOCK                                             (73)     (1,749)          (317)     (1,749)
                                                                      --------    --------       --------    --------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              $ 34,641    $ (3,189)      $ 32,151    $ (3,581)
                                                                      --------    --------       --------    --------

     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    6,277      (6,101)         4,816      (3,307)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        11,157      12,671         12,618       9,877
                                                                      --------    --------       --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 17,434    $  6,570       $ 17,434    $  6,570
                                                                      ========    ========       ========    ========
SUPPLEMENTAL DISCLOSURES:
 ADDITIONAL CASH FLOWS INFORMATION:
  CASH PAID FOR:
   INTEREST ON DEPOSITS, ADVANCES AND
    OTHER BORROWINGS                                                  $  2,119    $  1,725       $  3,739    $  3,351

  INCOME TAXES:
   FEDERAL                                                            $      0    $    290       $      0    $    567
   STATE                                                              $      0    $     47       $      0    $     94

SCHEDULE OF NONCASH INVESTING ACTIVITIES:
 STOCK DIVIDENDS DISTRIBUTED BY THE
  FEDERAL HOME LOAN BANK OF CHICAGO                                   $      0    $      0       $      0    $      0

 SECURITIES, MORTGAGE-BACKED AND RELATED SECURITIES
  TRANSFERRED TO AVAILABLE FOR SALE                                   $      0    $      0       $      0    $      0

 CHANGE IN UNREALIZED GAIN (LOSS)
  ON SECURITIES AVAILABLE FOR SALE                                    $    198    $    (76)      $     39    $   (515)

 CHANGE IN DEFERRED INCOME TAXES
  ATTRIBUTED TO UNREALIZED GAIN (LOSS)
  ON SECURITIES AVAILABLE FOR SALE                                    $   (132)   $     51       $    (26)    $   343

                   COMMUNITY FINANCIAL CORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                              ADDITIONAL           UNALLOCATED UNALLOCATED             NET UNREALIZED
                                     COMMON    PAID-IN   TREASURY     ESOP        MRP        RETAINED  LOSS ON SECURITIES
                                     STOCK     CAPITAL    STOCK      SHARES      SHARES      EARNINGS  AVAILABLE FOR SALE   TOTAL
                                   --------- ---------- ---------- ----------- -----------  ---------- ------------------  --------
BALANCE, DECEMBER 31, 1996               $26    $25,397    ($3,411)    ($1,693)    ($1,123)    $15,149              ($263)  $34,082

NET INCOME                                                                                        $660                         $660

INCOME AT ACQUISITION OF ABI                                                                      ($54)                        ($54)


SALE OF COMMON STOCK                                                                                                             $0


UNALLOCATED ESOP SHARES                                                     $5                                                   $5

SHARES HELD FOR MANAGEMENT
 RECOGNITION PLAN                                                                     $248                                     $248

CHANGE IN NET UNREALIZED LOSS ON
 SECURITIES AVAILABLE FOR SALE                                                                                        $39       $39

TREASURY STOCK                                               ($317)                                                           ($317)


ESOP SOP 93 - 6 ADJUSTMENT                          $51                                                                         $51

DIVIDENDS                                                                                                                        $0

BALANCE, JUNE 30, 1997                   $26    $25,448    ($3,728)    ($1,688)      ($875)    $15,755              ($224)  $34,714
                                   ========= ========== ========== =========== ===========  ========== ==================  ========


See accompanying notes to consolidated financial statements.

                    COMMUNITY FINANCIAL CORP and SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                 June 30, 1997

                                  (Unaudited)

(1)  DESCRIPTION OF THE BUSINESS
     Community Financial Corp. (the Company), an Illinois corporation, is a bank holding company for Community Bank & Trust, N.A. and American Bancshares, Inc. the holding company for American Bank of Illinois in Highland. The Company is primarily engaged in the business of directing, planning and coordinating the business activities of it's subsidiaries, which primarily consist of accepting deposits from the general public through it's subsidiaries and investing these funds in loans in their market areas and in investment securities and mortgage-backed securities.

(2)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three months ended and six months ended June 30, 1997 and 1996.

(3)  PRINCIPLES OF CONSOLIDATION

     The accompanying unaudited consolidated financial statements include the accounts of Community Financial Corp, Community Bank & Trust and American Bancshares, Inc. and its wholly owned subsidiary, American Bank of Illinois in Highland. All significant intercompany items have been eliminated.
     On May 23, 1997 American Bancshares, Inc. was purchased by the Company. The consolidation of American Bancshares, Inc. into the Company's June 30, 1997 consolidated financial statements was handled as a purchase at the time of acquisition, American Bancshares, Inc. balance sheet was composed of the following:

                   Assets:
                   Cash and Cash in Banks           $ 1,356
                   Federal Funds Sold                 2,111
                   Securities Available for Sale      4,602
                   Loans Receivable, net             10,207
                   Premises and Equipment, net          489
                   Other Assets                         208
                   Liabilities:
                   Deposits                          17,492
                   Other Liabilities                    228

(4) EARNINGS PER COMMON SHARE
    The earnings per share calculations are based on the average number of shares outstanding of 2,132,925 and 2,230,420 for the quarter end and six months ended June 30, 1997, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1997 AND DECEMBER 31, 1996.

Total assets increased by $32.1 million, or 17.3%, from $185.8 million at December 31, 1996 to $217.9 million at June 30, 1997. The increase was due primarily to the purchase of American Bancshares, Inc. (ABI) and the resulting consolidation of $18.5 million of assets, the recognition of $891,000 of goodwill on the purchase and an increase (net of ABI) of $10.7 million of investments. Total cash and cash equivalents (which includes federal funds sold) increased by $4.8 million or 38.2% from $12.6 million at December 31, 1996 to $17.4 million at June 30, 1997. The increase was primarily due to the purchase of ABI and the resulting consolidation of $3.3 million. The Company's loan portfolio increased by $9.9 million, or 8.1% from $122.3 million at December 31, 1996 to $132.3 million at June 30, 1997. The growth in loans was primarily due to the purchase of ABI and the resulting consolidation of $10.3 million. Securities available for sale increased by $17.8 million or 126.9% from $14.0 million at December 31, 1996 to $31.7 million at June 30, 1997 due primarily to the purchase of ABI and the resulting consolidation of $4.4 million and the net purchase of $13.0 million in new securities. Mortgage-back and related securities available for sale declined by $2.4 million or 8.3% from $28.3 million at December 31, 1996 to $26.0 million at June 30, 1997 as a result of principal paybacks. During the six months ended June 30, 1997, the Company's portfolio of investment securities and mortgage-backed and related securities, classified as available for sale pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, decreased capital by $224,000 (net of taxes) as a result of a decrease in the market value. Total liabilities increased by $31.5 million or 20.7% from $151.7 million at December 31, 1996 to $183.2 million at June 30, 1997. The increase was primarily due to the purchase of ABI and the resulting consolidation of $17.3 million of liabilities and the increase of $14.5 million or 193.3% in Federal Home Loan Bank Advances. $12.0 million of the increase in advances was used to purchase $12.0 million of available for sale securities with corresponding maturities. Deposits increased by $16.9 million, or 12.1% from $139.1 million at December 31, 1996 to $156.0 million at June 30, 1997. The increase was due to the purchase of ABI and the resulting consolidation of $17.1 million in deposits.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996.

NET INCOME. $396,000 for the three months ended June 30, 1996. This represents an increase of $187,000, or 47.2%. The increase is partly the result of the purchase of ABI and the resulting consolidation of $43,000 of net income and primarily to the performance of higher yielding assets.

Net income was $583,000 for the three months ended June 30, 1997, as compared to Net income was $660,000 for the six months ended June 30, 1997, as compared to $839,000 for the six months ended June 30, 1996. This represent a decrease of $179,000, or 21.3%. The decrease was due primarily to an early retirement program in the first quarter which had a pre-tax cost of approximately $509,000. The restated net income after removing the cost of the non-recurring early retirement program would have been $969,000.

NET INTEREST INCOME. compared to $1.7 million for the three months ended June 30, 1996. This represents an increase of $368,000, or 20.9%. The increase is partly the result of the purchase of ABI and the resulting consolidation of $207,000 of net income and primarily due to yields on average interest earning assets rising 60 basis points from 7.6% to 8.2% for the three months ended June 30, 1996 and 1997 respectively, while the cost of average liabilities rose only 10 basis point from 4.5% to 4.6% for the three months ended June 30, 1996 Net interest income was $2.1 million for the three months ended June 30, 1997 as and 1997 respectively.

Net interest income was $4.1 million for the six months ended June 30, 1997, as compared to $3.5 million for the six months ended June 30, 1996. This represents an increase of $604,000, or 17.1%. The increase is partly the result of the purchase of ABI and the resulting consolidation of $393,000 of net interest income and primarily due to yields on average interest earning assets rising 30 basis points from 7.7% to 8.0% for the six months ended June 30, 1996 and 1997 respectively.

Interest Income. to $3.4 million for the three months ended June 30, 1996, representing an increase of $713,000, or 20.9%. The increase is partly the result of the purchase of ABI and the resulting consolidation of $348,000 of interest income (comprised of interest on loans of $248,000 and interest on investments and interest-bearing deposits of $100,000) and primarily due to the increase of $22.0 million, or 12.3% in the average interest earning assets from $178.8 million for the three months ended June 30, 1996 to $200.9 million for the three Interest income was $4.1 million for the three months ended June 30, 1997, as compared months ended June 30, 1997.

Interest income was $8.0 million for the six months ended June 30, 1997, as compared to $6.9 million for the six months ended June 30, 1996, representing an increase of $1.1 million, or 15.8%. The increase was due partly to the purchase of ABI and the resulting consolidation of $671,000 of interest income (comprised of interest on loans of $476,000 and interest on investments and interest-bearing deposits of $195,000) and primarily due to the increase of $ 179.6 million, or 11.0% in the average interest earning assets from million for the six months ended June 30, 1996 to $199.3 million for the six months ended June 30, 1997.

INTEREST EXPENSE. Increased by $345,000, or 20.8%, from $1.7 million for the three months ended June 30, 1996 to $2.0 million for the three months ended
June 30, 1997. The increase is partly due to the purchase of ABI and the resulting consolidation of $207,000 of interest expense (comprised of interest on deposits) and primarily due to the increase of $214,000, or 314.7% in interest on other borrowed funds from $68,000 for the three months ended June 30, 1996 to $282,000 for the three months ended June 30, 1997. This increase reflects the increased balance in Federal Home Loan Bank Advances as the Company leveraged these funds with higher yielding assets with corresponding maturities.


Interest expense increased by $479,000, or 14.3%, from $3.3 million for the six months ended June 30, 1996 to $3.8 million for the six months ended June 30, 1997. The increase was due partly to the purchase of ABI and the resulting consolidation of $278,000 of interest expense (comprised of interest on deposits) and primarily due to the increase of $326,000, or 256.7% in interest on other borrowed funds from $127,000 for the six months ended June 30, 1996 to $453,000 for the six months ended June 30, 1997. This increase reflects the increased balance in Federal Home Loan Bank Advances as the Company leveraged these funds with higher yielding assets with corresponding maturities.


PROVISION FOR LOAN LOSSES. The Company established provisions for loan losses of $22,000 and $40,000 for the three months ended June 30, 1997 and 1996, respectively. For the first six months ended June 30, 1997 and 1996 respectively the provision account has been charged $56,000 and recovered $11,000. The Company's provisions for loan losses approximated charge-offs during such periods and were made to maintain the allowance for loan losses at an adequate level during those periods.

NONINTEREST INCOME. Noninterest income increased by $86,000, from $196,000 for the three months ended June 30, 1996 to $282,000 for the three months ended June 30, 1997. The increase was partly due to the purchase of ABI and the resulting consolidation of $43,000 of noninterest income and primarily to the increased revenue generated by service fees.

Noninterest income increased by $148,000, from $393,000 for the six months ended June 30, 1996 to $541,000 for the six months ended June 30, 1997. The increase was partly due to the purchase of ABI and the resulting consolidation of $80,000 of noninterest income and primarily due to the increased revenue generated by service fees.

NONINTEREST EXPENSE. Noninterest expense increased by $198,000, or 16.4%, from $1.2 million for the three months ended June 30, 1996 to $1.4 million for the three months ended June 30, 1997. The increase was due primarily to the purchase of ABI and the resulting consolidation of $187,000 of noninterest expense.

Noninterest expense increased by $996,000, or 39.4%, from $2.5 million for the six months ended June 30, 1996 to $3.5 million for the six months ended June 30, 1997. The increase was partly due to the purchase of ABI and the resulting consolidation of $367,000 to noninterest expense and primarily due the result of the early retirement plan that was offered in the first quarter of 1997 and the approximate non-recurring cost of $509,000.

INCOME TAX EXPENSE. The Company's income tax expense was estimated at $397,000 and $310,000 for the three months ended June 30, 1997 and 1996, respectively. For the six months ended June 30, 1997 and 1996 income taxes were estimated to be $426,000 and $558,000 respectively.

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

The Company has other sources of liquidity if there is a need for funds. The Company has a portfolio of investment securities and mortgage-backed and related securities with an aggregate market value of $57.7 million at June 30, 1997 classified as available for sale. Another source of liquidity is the Bank's ability to obtain advances from the FHLB of Chicago. In addition, the Company maintains a significant portion of its investments in interest-bearing deposits at other financial institutions that will be available when needed.

The Company anticipates that it will have sufficient funds available to meet commitments outstanding and to meet loan demands. As of June 30, 1997, the Company's ratios of core capital to average total assets was 16.4%, as compared to the required level of 3.0%, respectively. The risk-based capital ratio at that date was 28.3%, as compared to the requirement of 8.0%.

RECENT DEVELOPMENTS

On May 22, 1997, the Company announced that they had signed an agreement pursuant to which the Company will acquire Egyptian Bancshares, Inc. for a cash purchase price currently estimated to be $8.0 million. Egyptian Bancshares, Inc. is the holding company for The Egyptian State Bank located in Carrier Mills, Illinois, with total assets of $24.9 million, and Saline County State Bank located in Stonefort and Creal Springs, with total assests of $16.4 million.

On June 25, 1997, the Company announced that they had signed an agreement pursuant to which the Company will acquire MidAmerica Bank of St. Clair County for a cash purchase price currently estimated to be $5.6 million. MidAmerica Bank of St. Clair County is located in O'Fallon, Illinois, with total assets of $16.0 million.

PART II. OTHER INFORMATION
        ------------------

   ITEM 1. LEGAL PROCEEDINGS

   None

   ITEM 2. CHANGES IN SECURITIES

   None

   ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   None

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

    The Company's Annual Meeting of Stockholders was held on April 28, 1997. 1,907,266 shares of the Company's common stock were represented at the Annual Meeting in person or by proxy.

    Stockholders voted in favor of the election of two nominees for director. The voting results for each nominee were as follows:

                                  Votes in Favor
        Nominee                    of Election     Votes Withheld
        -------                   --------------   --------------

        Shirley B. Kessler             1,887,364           19,902
        Clyde R. King                  1,888,414           18,852

    There were no broker nonvotes on the matter.


    ITEM 5.  OTHER INFORMATION

    None

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  The following exhibit is filed herewith:

         Exhibit 27  Financial Data Schedule

    (b) On May 27, 1997, the Company filed a Report on Form 8-K reporting under Item 5 that on May 22, 1997, the Company signed an agreement to acquire Egyptian Bancshares, Inc., the holding company for The Egyptian State Bank and Saline County State Bank, and completed its acquisition of American Bancshares, Inc., the holding company for American Bank of Illinois in Highland. In addition, on July 1, 1997, the Company filed a Report on Form 8-K reporting under Item 5 that on June 24, 1997, the Company signed an agreement to acquire MidAmerica Bank of St. Clair County.

                                   SIGNATURES

    Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      COMMUNITY FINANCIAL CORP.



Date:  August 12, 1997

                                      /s/ Shirley B. Kessler
                                      -----------------------------------------
                                          Shirley B. Kessler
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



Date:  August 12, 1997                /s/ Douglas W. Tompson
                                      -----------------------------------------
                                          Douglas W. Tompson
                                          (Principal Financial Officer)