Form 10-Q
period 1997-09-30
COMMUNITY FINANCIAL CORP /IL/
filed 1997-11-12
CIK 934858

              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

              ----------------------------------

                         FORM 10-Q



(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1997

                               OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number:  0-26292


                    COMMUNITY FINANCIAL CORP.
      ----------------------------------------------------
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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety days.  Yes [X]   No [ ]

        As of November 10, 1997, the Registrant had 2,360,612 shares of Common Stock issued and outstanding.

                       CONTENTS                            PAGE
                                                           ----

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Consolidated Balance Sheets as of
            September 30, 1997
            and December 31, 1996                              3

          Consolidated Statements of Income
             for the Three-Month and
             Nine-Month Periods Ended
             September 30, 1997 and 1996                       4

          Consolidated Statements of Cash Flows
             for the Three-Month
             and Nine-Month Period Ended
             September 30, 1997 and 1996                       5

          Consolidated Statements of Stockholders'
             Equity for the
             Nine-Month Period Ended
             September 30, 1997                                7

          Notes to Consolidated Financial Statements           8


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                   9


PART II.  OTHER INFORMATION
          -----------------

  Item 1.  Legal Proceedings                                  14

  Item 2.  Changes in Securities                              14

  Item 3.  Defaults Upon Senior Securities                    14

  Item 4.  Submission of Matters to a Vote
           of Security-Holders                                14

  Item 5.  Other Information                                  14

  Item 6.  Exhibits and Reports on Form 8-K                   14


SIGNATURES                                                    15

                     PART 1 - FINANCIAL INFORMATION
                COMMUNITY FINANCIAL CORP AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                         (DOLLARS IN THOUSANDS)
                               (UNAUDITED)

                                                     SEPTEMBER 30  DECEMBER 31
ASSETS                                                   1997         1996
------                                               ------------  -----------
CASH AND CASH EQUIVALENTS:
  CASH                                                 $   1,400    $   1,285
  INTEREST BEARING DEPOSITS                               15,812       11,333
                                                       ---------      -------
    TOTAL CASH AND CASH EQUIVALENTS                       17,212       12,618

TIME DEPOSITS                                                  0            0
SECURITIES AVAILABLE FOR SALE (amortized cost             48,156       13,990
  of $48,232 (1997) and $14,213 (1996))
SECURITIES HELD TO MATURITY (estimated market value        3,526        3,362
  of $3,530 (1997) and $3,378 (1996))
MORTGAGE-BACK & RELATED SECURITIES AVAILABLE FOR SALE     23,547       28,319
  (amortized cost of $23,638 (1997) and $28,535(1996))
LOANS RECEIVABLE, net                                    132,595      122,307
FORECLOSED REAL ESTATE, net                                  139           53
REAL ESTATE HELD FOR SALE                                      0            0
ACCRUED INTEREST RECEIVABLE                                2,431        1,239
PREMISES AND EQUIPMENT, net                                3,454        2,609
PREPAID INCOME TAXES                                           0          166
DEFERRED INCOME TAXES                                        301          409
GOODWILL                                                     876            0
OTHER ASSETS                                                 621          727
                                                       ---------    ---------
      TOTAL ASSETS                                     $ 232,858    $ 185,799
                                                       =========    =========

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------

DEPOSITS                                               $ 154,562    $ 139,100
FEDERAL HOME LOAN BANK ADVANCES                           37,000        7,500
REPURCHASE AGREEMENTS                                      4,333        3,121
ADVANCES FROM BORROWERS FOR TAXES AND INSURANCE               57           40
ACCRUED INTEREST PAYABLE                                     352          160
ACCRUED INCOME TAXES                                         415            0
OTHER LIABILITIES                                            697        1,796
                                                       ---------    ---------
      TOTAL LIABILITIES                                $ 197,416    $ 151,717
                                                       ---------    ---------
STOCKHOLDER EQUITY:
  COMMON STOCK, $.01 PAR VALUE PER SHARE:
  7,000,000 SHARES AUTHORIZED; 2,360,612
  AND 2,387,112 SHARES ISSUED AT SEPTEMBER 30, 1997
  AND DECEMBER 31, 1996                                $      26    $      26
  ADDITIONAL PAID-IN CAPITAL                              25,637       25,397
  TREASURY STOCK                                          (3,803)      (3,411)
  UNALLOCATED ESOP SHARES                                 (1,658)      (1,693)
  SHARES HELD FOR MRP                                       (813)      (1,123)
  RETAINED EARNINGS                                       16,151       15,149
  UNREALIZED LOSS ON SECURITIES AVAILABLE FOR SALE,
    NET OF RELATED TAXES                                    ( 98)        (263)
                                                       ---------    ---------
      TOTAL STOCKHOLDER EQUITY                         $  35,442    $  34,082
                                                       ---------    ---------
COMMITMENTS AND CONTINGENCIES                               0.00         0.00
      TOTAL LIABILITIES AND STOCKHOLDER EQUITY         $ 232,858    $ 185,799
                                                       =========    =========

See accompanying notes to consolidated financial statements.

                COMMUNITY FINANCIAL CORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                         (DOLLARS IN THOUSANDS)
                               (UNAUDITED)

                                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                                 SEPTEMBER  30,          SEPTEMBER  30,
                                               1997        1996         1997       1996
                                              -------     -------      -------    -------
INTEREST INCOME:
   INTEREST ON LOANS                          $ 2,991     $ 2,695      $ 8,857    $ 7,740
   INTEREST ON MORTGAGE-BACKED
    AND RELATED SECURITIES                        395         491        1,276      1,577
   INTEREST ON INVESTMENTS
    AND INTEREST-BEARING DEPOSITS                 925         324        2,134      1,066
                                              -------     -------      -------    -------
     TOTAL INTEREST INCOME                    $ 4,311     $ 3,510      $12,267    $10,383
                                              -------     -------      -------    -------
INTEREST EXPENSE:
   INTEREST ON DEPOSITS                       $ 1,706     $ 1,591      $ 5,083    $ 4,814
   INTEREST ON OTHER BORROWED FUNDS               521         105          974        232
                                              -------     -------      -------    -------
     TOTAL INTEREST EXPENSE                   $ 2,227     $ 1,696      $ 6,057    $ 5,046
                                              -------     -------      -------    -------
     NET INTEREST INCOME                      $ 2,084     $ 1,814      $ 6,210    $ 5,337

PROVISIONS FOR LOAN LOSSES                         59          45          115         34
                                              -------     -------      -------    -------
     NET INTEREST INCOME AFTER PROVISION
      FOR LOAN LOSSES                         $ 2,025     $ 1,769      $ 6,095    $ 5,303
                                              -------     -------      -------    -------
NON-INTEREST INCOME:
   SERVICE FEES                               $   198     $   125      $   598    $   371
   INSURANCE AND ANNUITY COMMISSIONS               61          41          176        133
   NET GAIN (LOSS) ON SALE OF SECURITIES           34           0           33          0
   NET GAIN (LOSS) ON SALE OF FIXED ASSETS          0           0            0          0
   OTHER                                           11          26           38         81
                                              -------     -------      -------    -------
     TOTAL NON-INTEREST INCOME                $   304     $   192      $   845    $   585
                                              -------     -------      -------    -------
NON-INTEREST EXPENSE:
   COMPENSATION AND BENEFITS                  $ 1,014     $ 1,308      $ 3,276    $ 2,725
   OCCUPANCY                                       74          58          218        163
   EQUIPMENT AND FURNISHING                       114          88          333        261
   DATA PROCESSING                                117          99          360        320
   FEDERAL DEPOSIT INSURANCE PREMIUMS              22       1,082           67      1,275
   OTHER                                          331         248          943        669
                                              -------     -------      -------    -------
     TOTAL NON-INTEREST EXPENSE               $ 1,672     $ 2,883      $ 5,197    $ 5,413
                                              -------     -------      -------    -------
     INCOME (LOSS) BEFORE INCOME TAXES,
       EXTRAORDINARY ITEM, AND
       CUMULATIVE EFFECT OF CHANGES
       IN ACCOUNTING PRINCIPLE                $   657     $  (922)     $ 1,743    $   475

PROVISION (BENEFIT) FOR INCOME TAXES              271        (351)         697        207
                                              -------     -------      -------    -------

     NET INCOME (LOSS)                        $   386     $  (571)     $ 1,046    $   268
                                              =======     =======      =======    =======
EARNINGS (LOSS) PER SHARE                     $  0.18     $ (0.26)     $  0.49    $  0.12
                                              =======     =======      =======    =======

See accompanying notes to consolidated financial statements.

                COMMUNITY FINANCIAL CORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                         (DOLLARS IN THOUSANDS)
                               (UNAUDITED)

                                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                                 SEPTEMBER  30,          SEPTEMBER  30,
                                               1997        1996         1997       1996
                                              -------     -------      -------    -------
OPERATING ACTIVITIES:
 NET INCOME (LOSS)                            $   386     $  (571)     $ 1,046    $   268
 ADJUSTMENTS TO RECONCILE NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
  INCOME AT ACQUISITION OF ABI                      0           0          (54)         0
  PROVISION FOR DEPRECIATION                       76          54          225        162
  PROVISION FOR LOAN LOSSES                        59          23          115         34
  ACCRETION OF DISCOUNTS ON SECURITIES            (15)        (10)         (34)       (54)
  AMORTIZATION OF PREMIUMS ON SECURITIES           12           8           29         36
  AMORTIZATION OF MRP                              62          72          310        212
  AMORTIZATION OF GOODWILL                         15           0           20          0
   (INCREASE) DECREASE IN ACCRUED
     INTEREST RECEIVABLE                         (660)       (147)      (1,192)      (166)
  (INCREASE) DECREASE IN OTHER ASSETS              43         (20)         106       (417)
  (DECREASE) INCREASE IN ACCRUED INCOME TAXES      91        (724)         581       (827)
  (INCREASE) DECREASE IN DEFERRED INCOME TAXES     80          81          108       (263)
  INCREASE (DECREASE) IN ACCRUED INTEREST
   PAYABLE                                        102          77          192         93
  INCREASE (DECREASE) IN OTHER LIABILITIES        277       1,691       (1,099)     1,570
  FEDERAL HOME LOAN BANK STOCK DIVIDENDS
   RECEIVED                                         0           0            0          0
  DIVIDENDS ON SECURITIES                           0           0            0          0
  LOSS (GAIN) ON SALE OF SECURITIES AND
    MORTGAGE-BACKED AND RELATED SECURITIES        (34)          0          (33)        (1)
  LOSS (GAIN) IN SALE OF PREMISES
    AND EQUIPMENT                                   0           0            0          0
                                              -------     -------      -------    -------
  NET CASH PROVIDED BY OPERATING ACTIVITIES   $   494     $   534      $   320    $   647
                                              -------     -------      -------    -------
INVESTING ACTIVITIES:
  PROCEEDS FROM SALES OF SECURITIES
    AVAILABLE FOR SALE                          1,000           0        1,000      1,000
  PROCEEDS FROM SALES OF SECURITIES
    HELD TO MATURITY                                0           0            0          0
  PROCEEDS FROM MATURITIES OF SECURITIES
    HELD TO MATURITY                              (86)          0          126        210
  PROCEEDS FROM MATURITIES OF SECURITIES
    AVAILABLE FOR SALE                          8,382       2,000       10,185      4,000
  PROCEEDS FROM MATURITIES OF MORTGAGE-BACKED
    AND RELATED SECURITIES                        542           0          542          0
  PROCEEDS FROM SALES OF MORTGAGE-BACKED
    AND RELATED SECURITIES                        649         453          649        657
  PURCHASE OF MORTGAGE-BACKED AND
    RELATED SECURITIES                              0           0            0          0
  PURCHASE OF SECURITIES AVAILABLE FOR SALE   (24,874)       (123)     (44,333)      (608)
  PURCHASE OF SECURITIES HELD TO MATURITY        (290)       (195)        (290)      (280)
  PROCEEDS FROM MATURING TIME DEPOSITS              0           0            0          0
  PURCHASE OF LOANS                                 0           0            0          0
  DECREASE (INCREASE) IN LOAN RECEIVABLE         (313)     (4,241)     (10,258)    (9,864)
  PRINCIPAL COLLECTED ON MORTGAGE-BACKED
    AND RELATED SECURITIES                      1,344       2,000        3,706      5,180
  DECREASE (INCREASE) IN FORECLOSED
    REAL ESTATE                                   (13)        (28)         (86)       (47)
  PURCHASE OF PREMISES AND EQUIPMENT             (105)        (80)      (1,070)      (301)
  PROCEEDS FROM SALE OF EQUIPMENT                   0           0            5          0
  GOODWILL                                          0           0         (896)         0
  PURCHASE OF FEDERAL HOME LOAN BANK STOCK       (875)       (200)      (1,080)      (200)
  PURCHASE OF FEDERAL RESERVE BANK STOCK            0         (49)           0        (49)
  PROCEEDS FROM SALE OF FEDERAL HOME LOAN
    BANK STOCK                                      0           0            0          0
                                              -------     -------      -------    -------
    NET CASH (USED IN) PROVIDED BY
      INVESTING ACTIVITIES                   $(14,639)    $  (463)    $(41,800)   $  (302)
                                             --------     -------     --------    -------

                COMMUNITY FINANCIAL CORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                         (DOLLARS IN THOUSANDS)
                               (UNAUDITED)

                                              THREE MONTHS ENDED       NINE MONTHS ENDED
                                                 SEPTEMBER  30,         SEPTEMBER  30,
                                               1997        1996         1997       1996
                                              -------     -------     -------    -------
FINANCING ACTIVITIES:
  NET INCREASE (DECREASE) IN DEPOSITS         $ (1,431)   $  (723)    $ 15,462   $ (6,619)
    (DECREASE) INCREASE IN ADVANCES FROM
    BORROWERS FOR TAXES AND INSURANCE              (19)       (51)          17        (12)
  INCREASE (DECREASE) IN SHORT-TERM
    BORROWINGS                                  15,229      3,701       30,712      9,129
  PROCEEDS FROM SALE OF STOCK                        0          0            0          0
  UNEARNED EMPLOYEE STOCK OWNERSHIP PLAN            30          0           35          0
  PURCHASE OF SHARES FOR MRP                         0          0            0     (1,403)
  PURCHASE OF TREASURY STOCK                       (75)    (1,662)        (392)    (3,411)
  ESOP ADJUSTMENT                                  141          0          167          0
  MRP ADJUSTMENT                                    48          0           73        0
                                              --------   --------     --------   --------
   NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES                     $ 13,923   $  1,265     $ 46,074   $ (2,316)
                                               --------   --------     --------   --------
   INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                             (222)     1,336        4,594     (1,971)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                     17,434      6,570       12,618      9,877
                                              --------   --------     --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD    $ 17,212   $  7,906     $ 17,212   $  7,906
                                              ========   ========     ========   ========

SUPPLEMENTAL DISCLOSURES:
 ADDITIONAL CASH FLOW INFORMATION:
  CASH PAID FOR:
   INTEREST ON DEPOSITS, ADVANCES AND
    OTHER BORROWINGS                          $  2,126   $  1,605     $  5,865   $  4,959

   INCOME TAXES:
    FEDERAL                                   $    180   $    290     $    180   $  1,037
    STATE                                     $      0   $     83     $      0   $    177

SCHEDULE OF NONCASH INVESTING ACTIVITIES:
  STOCK DIVIDENDS DISTRIBUTED BY THE
   FEDERAL HOME LOAN BANK OF CHICAGO          $      0   $      0     $      0   $      0

  SECURITIES, MORTGAGE-BACKED AND RELATED
   SECURITIES TRANSFERRED TO AVAILABLE
   FOR SALE                                   $      0   $      0     $      0   $      0

  CHANGE IN UNREALIZED GAIN (LOSS)
   ON SECURITIES AVAILABLE FOR SALE           $    126   $   (123)    $    165   $  (392)

  CHANGE IN DEFERRED INCOME TAXES
   ATTRIBUTED TO UNREALIZED GAIN (LOSS)
   ON SECURITIES AVAILABLE FOR SALE           $    (41)  $     50     $    (67)  $   157

                 COMMUNITY FINANCIAL CORP AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                            (DOLLARS IN THOUSANDS)
                                (UNAUDITED)

                                              ADDITIONAL             UNALLOCATED
                                     COMMON    PAID-IN     TREASURY      ESOP
                                     STOCK     CAPITAL      STOCK       SHARES
                                     --------------------------------------------
BALANCE, DECEMBER 31, 1996            $26      $25,397     ($3,411)    $(1,693)

NET INCOME

INCOME AT ACQUISITION OF ABI
SALE OF COMMON STOCK

UNALLOCATED ESOP SHARES                                                     35

SHARES HELD FOR MANAGEMENT
  RECOGNITION PLAN                                 $73

CHANGE IN NET UNREALIZED LOSS ON
  SECURITIES AVAILABLE FOR SALE
TREASURY STOCK                                               ($392)

ESOP SOP 93 - 6 ADJUSTMENT                        $167

DIVIDENDS
                                      ----------------------------------------
BALANCE, JUNE 30, 1997                $26      $25,637     ($3,803)    ($1,658)
                                      ========================================

                                                               NET
                                                            UNREALIZED
                                                             LOSS ON
                                     UNALLOCATED            SECURITIES
                                        MRP       RETAINED   AVAILABLE
                                      SHARES      EARNINGS   FOR SALE     TOTAL
                                     --------------------------------------------
BALANCE, DECEMBER 31, 1996           ($1,123)   $15,149      ($263)      $34,082

NET INCOME                                       $1,046                   $1,046

INCOME AT ACQUISITION OF ABI                       ($54)                    ($54)
SALE OF COMMON STOCK                                                          $0

UNALLOCATED ESOP SHARES                                                      $35

SHARES HELD FOR MANAGEMENT
  RECOGNITION PLAN                      $310                                $383

CHANGE IN NET UNREALIZED LOSS ON
  SECURITIES AVAILABLE FOR SALE                     $10       $165          $175
TREASURY STOCK                                                             ($392)

ESOP SOP 93 - 6 ADJUSTMENT                                                  $167

DIVIDENDS                                                                      0
                                     -------------------------------------------
BALANCE, JUNE 30, 1997                 ($813)   $16,151       ($98)      $35,442
                                     ===========================================

See accompanying notes to consolidated financial statements.

              COMMUNITY FINANCIAL CORP and SUBSIDIARY

            Notes to Consolidated Financial Statements

                       September 30, 1997
                          (Unaudited)

(1)  DESCRIPTION OF THE BUSINESS
     Community Financial Corp. (the Company), an Illinois corporation, is a bank holding company for Community Bank & Trust, N.A. and American Bancshares, Inc. the holding company for American Bank of Illinois in Highland. The Company is primarily engaged in the business of directing, planning and coordinating the business activities of its subsidiaries, which primarily consist of accepting deposits from the general public through its subsidiaries and investing these funds in loans in their market areas and in investment securities and mortgage-backed securities.

(2)  BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three months ended and nine months ended September 30, 1997 and 1996.

(3)  PRINCIPLES OF CONSOLIDATION
     The accompanying unaudited consolidated financial statements include the accounts of Community Financial Corp., Community Bank & Trust and American Bancshares, Inc. and its wholly owned subsidiary, American Bank of Illinois in Highland. All significant intercompany items have been eliminated.

     On May 23, 1997, American Bancshares, Inc. was purchased by the Company. The consolidation of American Bancshares, Inc. into the Company's June 30, 1997 consolidated financial statements was handled as a purchase and at the time of acquisition, American Bancshares, Inc. balance sheet was composed of the following:

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

(4)  EARNINGS PER COMMON SHARE
     The earnings per share calculations are based on the average number of shares outstanding of 2,134,055 and 2,142,714 for the quarter end and nine months ended September 30, 1997, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------
COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1997 AND DECEMBER
31, 1996.

Total assets increased by $47.0 million, or 25.3%, from $185.8 million at December 31, 1996 to $232.8 million at September 30, 1997. The increase was due primarily to the purchase of American Bancshares, Inc. (ABI) and the resulting consolidation of $18.5 million of assets, the recognition of $891,000 of goodwill on the purchase and an increase (net of ABI) of $23.2 million of investments. Total cash and cash equivalents (which includes federal funds sold) increased by $4.6 million or 36.4% from $12.6 million at December 31, 1996 to $17.2 million at September 30, 1997. The increase was primarily due to the purchase of ABI and the resulting consolidation of $3.3 million. The Company's loan portfolio increased by $10.3 million, or 8.4% from $122.3 million at December 31, 1996 to $132.6 million at September 30, 1997. The growth in loans was primarily due to the purchase of ABI and the resulting consolidation of $10.3 million. Securities available for sale increased by $34.2 million or 244.2% from $14.0 million at December 31, 1996 to $48.2 million at September 30, 1997 due primarily to the purchase of ABI and the resulting consolidation of $4.4 million and the net purchase of $27.0 million in new securities. Mortgage-backed and related securities available for sale declined by $4.8 million or 16.9% from $28.3 million at December 31, 1996 to $23.5 million at September 30, 1997 primarily as a result of principal paybacks. During the nine months ended September 30, 1997, the Company's portfolio of investment securities and mortgage-backed and related securities, classified as available for sale pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, decreased capital by $98,000 (net of taxes) as a result of a decrease in the market value. Total liabilities increased by $45.7 million or 30.1% from $151.7 million at December 31, 1996 to $197.4 million at September 30, 1997. The increase was primarily due to the purchase of ABI and the resulting consolidation of $17.3 million of liabilities and the increase of $29.5 million or 277.8% in Federal Home Loan Bank Advances. $26.0 million of the increase in advances was used to purchase $26.0 million of available for sale securities with corresponding maturities. Deposits increased by $15.5 million, or 11.1% from $139.1 million at December 31, 1996 to $154.6 million at September 30, 1997. The increase was due to the purchase of ABI and the resulting consolidation of $17.1 million in deposits.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996.

NET INCOME.   Net income was $386,000 for the three months ended
September 30, 1997, as compared to a loss of $571,000 for the three months ended September 30, 1996. The increase is partly the result of the purchase of ABI and the resulting consolidation of $43,000 of net income, the performance of higher yielding assets for the three months ended September 30, 1997. In addition, the loss for the three months ended September 30, 1996, was the result of pre-tax non-recurring expenses of $1.0 million for the special SAIF assessment and $500,000 for the estimated cost to terminate the defined benefit plan.

Net income was $1.0 million for the nine months ended September 30, 1997, as compared to $268,000 for the nine months ended September 30, 1996. The increase has been affected by three pre-tax non-recurring charges consisting of: $509,000 for an early retirement program in the first quarter 1997, and in the third quarter of 1996, $1.0 million for SAIF assessment and $500,000 for the estimated expense to terminate the defined benefit plan were charged. Restated net income would have reflected an increase of $167,000, which is partly due to the purchase of ABI and the resulting consolidation of $110,000 of net income.

NET INTEREST INCOME.   Net interest income was $2.1 million for the
three months ended September 30, 1997, as compared to $1.8 million for the three months ended September 30, 1996. This represents an increase of $270,000, or 14.9%. The increase is primarily the result of the purchase of ABI and the resulting consolidation of $211,000 of net interest income.

Net interest income was $6.2 million for the nine months ended September 30, 1997, as compared to $5.3 million for the nine months ended September 30, 1996. This represents an increase of $874,000 or 16.4%. The increase is primarily the result of the purchase of ABI and the resulting consolidation of $604,000 of net interest income and partly due to the net increase of 11 basis points average interest earning assets over average interest bearing liabilities.

INTEREST INCOME.   Interest income was $4.3 million for the three
months ended September 30, 1997, as compared to $3.5 million for the three months ended September 30, 1996, representing an increase of $801,000, or 22.8%. The increase is partly the result of the purchase of ABI and the resulting consolidation of $361,000 of interest income (comprised of interest on loans of $251,000 and interest on investments and interest-bearing deposits of $110,000) and primarily due to the increase of $22.0 million, or 12.3% in the average interest earning assets from $180.0 million for the three months ended September 30, 1996 to $201.7 million for the three months ended September 30, 1997.

Interest income was $12.2 million for the nine months ended September 30, 1997, as compared to $10.4 million for the nine months ended September 30, 1996, representing an increase of $1.8 million, or 17.3%. The increase was due partly to the purchase of ABI and the resulting consolidation of $1.0 million of interest income (comprised of interest on loans of $727,000 and interest on investments and interest-bearing deposits of $305,000) and primarily due to the increase of $28.5 million, or 15.8% in the average interest earning assets from $180.5 million for the nine months ended September 30, 1996 to $209.0 million for the nine months ended September 30, 1997.

INTEREST EXPENSE.   Interest expense increased by $531,000, or 31.3%,
from $1.7 million for the three months ended September 30, 1996 to $2.2 million for the three months ended September 30, 1997. The increase is partly due to the purchase of ABI and the resulting consolidation of $211,000 of interest expense (comprised of interest on deposits) and primarily due to the increase of $416,000, or 396.2% in interest on other borrowed funds from $105,000 for the three months ended September 30, 1996 to $521,000 for the three months ended September 30, 1997. This increase reflects the increased balance in Federal Home Loan Bank Advances as the Company leveraged these funds with higher yielding assets with corresponding maturities.

Interest expense increased by $1.0 million, or 20.0%, from $5.0 million for the nine months ended September 30, 1996, to $6.1 million for the nine months ended September 30, 1997. The increase was due partly to the purchase of ABI and the resulting consolidation of $428,000 of interest expense (comprised of interest on deposits) and primarily due to the increase of $742,000, or 319.8% in interest on other borrowed funds from $232,000 for the nine months ended September 30, 1996 to $974,000 for the nine months ended September 30, 1997. This increase reflects the increased balance in Federal Home Loan Bank Advances as the Company leveraged these funds with higher yielding assets with corresponding maturities.

PROVISION FOR LOAN LOSSES.   The Company established provisions for
loan losses of $59,000 and $45,000 for the three months ended September 30, 1997 and 1996, respectively. Provisions for loan losses of $115,000 and $34,000 were established for the first nine months ended September 30, 1997 and 1996, respectively. The Company's provisions for loan losses approximated charge-offs during such periods and were made to maintain the allowance for loan losses at an adequate level during those periods.

NONINTEREST INCOME.   Noninterest income increased by $112,000, from
$192,000 for the three months ended September 30, 1996 to $304,000 for the three months ended September 30, 1997. The increase was partly due to the purchase of ABI and the resulting consolidation of $42,000 of noninterest income and primarily due to the increased revenue generated by service fees.

Noninterest income increased by $260,000, from $585,000 for the nine months ended September 30, 1996 to $845,000 for the nine months ended September 30, 1997. The increase was partly due to the purchase of ABI and the resulting consolidation of $122,000 of noninterest income and primarily due to the increased revenue generated by service fees.

NONINTEREST EXPENSE.   Noninterest expense decreased by $1.2 million,
or 42.0%, from $2.9 million for the three months ended September 30, 1996 to $1.7 million for the three months ended September 30, 1997. The decrease was due partly due to the purchase of ABI and the resulting consolidation of $185,000 of noninterest expense and primarily due to the pre-tax non-recurring expenses of $1.0 million for the special SAIF assessment and $500,000 for the estimated cost to terminate the defined benefit plan during the three months ended September 30, 1996.

Noninterest expense decreased by $216,000, or 4.0%, from $5.4 million for the nine months ended September 30, 1996 to $5.2 million for the nine months ended September 30, 1997. The decrease was partly due to the purchase of ABI and the resulting consolidation of $552,000 to noninterest expense and primarily due the result of the early retirement plan that was offered in the first quarter of 1997 and the approximate pre-tax non-recurring cost of $509,000, in addition to the pre-tax non-recurring expenses of $1.0 million for the special SAIF assessment and $500,000 for the estimated cost to terminate the defined benefit plan during the third quarter of 1996.

INCOME TAX EXPENSE.   The Company's income tax expense (benefit) was
estimated at $271,000 and ($351,000) for the three months ended September 30, 1997 and 1996, respectively. For the nine months ended September 30, 1997 and 1996 income taxes were estimated to be $1.0 million and $207,000 respectively.

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

The primary investing activity of the Company is the purchase of investment securities. Other investing activities include originations of loans and purchases of mortgage-backed and related securities. The primary financing activity of the Company is accepting savings deposits and obtaining borrowings through FHLB advances.

The Company has other sources of liquidity if there is a need for funds. The Company has a portfolio of investment securities and mortgage-backed and related securities with an aggregate market value of $71.7 million at September 30, 1997 classified as available for sale. Another source of liquidity is the Bank's ability to obtain advances from the FHLB of Chicago. In addition, the Company maintains a significant portion of its investments in interest-bearing deposits at other financial institutions that will be available when needed.

The Company anticipates that it will have sufficient funds available to meet commitments outstanding and to meet loan demands. As of September 30, 1997, the Company's ratios of core capital to average total assets was 17.0%, as compared to the required level of 3.0%, respectively. The risk-based capital ratio at that date was 28.2%, as compared to the requirement of 8.0%.

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

     ITEM 5.  OTHER INFORMATION

     None

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibit is filed herewith:

          Exhibit 27  Financial Data Schedule

     (b) No reports on Form 8-K were filed during quarter ending September 30, 1997.

                       SIGNATURES

     Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      COMMUNITY FINANCIAL CORP.



Date:  November 12, 1997    /s/ Shirley B. Kessler
                            ------------------------
                            Shirley B. Kessler
                             President and Chief Executive Officer
                            (Principal Executive Officer)



Date:  November 12, 1997   /s/ Douglas W. Tompson
                           ------------------------
                           Douglas W. Tompson
                           (Principal Financial Officer)