Form 10-K405
period 1997-12-31
COMMUNITY FINANCIAL CORP /IL/
filed 1998-03-31
CIK 934858

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             --------------------
                                   FORM 10-K
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997


[_] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

                         Commission File No.  0-26292

                           COMMUNITY FINANCIAL CORP.
             ----------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                ILLINOIS                                  37-1337630
     --------------------------------                 ------------------
       (STATE OR OTHER JURISDICTION                    (I.R.S. EMPLOYER
     OF INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

   240 E. CHESTNUT STREET, OLNEY, ILLINOIS                62450-2295
   ---------------------------------------            ------------------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (618) 395-8676

          Securities registered pursuant to Section 12(b) of the Act:
                                Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

                    Common stock, par value $.01 per share
                    --------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days.   Yes  X    No ___
                    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 20, 1998, the aggregate market value of the 1,683,596 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $34,092,819 based on the closing sale price of $20.25 per share of the registrant's Common Stock on March 20, 1998 as listed on the Nasdaq National Market System. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 20, 1998:  2,360,612.

                      DOCUMENTS INCORPORATED BY REFERENCE

       The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

       1. Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1997.
            (Parts I, II and IV)
       2. Portions of Proxy Statement for 1998 Annual Meeting of Stockholders. (Part III)

                                    PART I

ITEM 1.  BUSINESS
-----------------

GENERAL

     Community Financial Corp. Community Financial Corp. (the "Company") is a bank holding company with five wholly owned bank subsidiaries headquartered in
Illinois: Community Bank & Trust, N.A. in Olney; American Bank of Illinois in Highland; The Egyptian State Bank in Carrier Mills; Saline County State Bank in Stonefort; and MidAmerica Bank of St. Clair County in O'Fallon (the "Bank Subsidiaires"). The Company's principal business is overseeing the business of its wholly owned bank subsidiaries and investing its assets. The Company is registered with the Federal Reserve Board as a bank holding company under the Bank Company Holding Act ("BHCA"). At December 31, 1997, the Company had total assets of $304.3 million, total deposits of $218.9 million and stockholders' equity of $35.7 million.

     The Company's executive offices are located at 240 E. Chestnut Street, Olney, Illinois 62450-2295, and its main telephone number is (618) 395-8676.

     The Bank Subsidiaries. Community Bank & Trust, N.A. ("CB&T") is a national bank operating through five offices serving Richland, Coles, Jasper, Lawrence and Wayne Counties and contiguous counties in Southeastern Illinois. CB&T was chartered in 1883 as Olney Building and Loan Association. In 1961, the Bank changed its name to Olney Savings and Loan Association. CB&T expanded its branch office network through a series of acquisitions of other financial institutions, acquiring its Lawrenceville and Fairfield offices in 1983, its Charleston office in 1989 and its Newton office in 1990. CB&T became an Illinois state savings bank in July 1992, at which time it adopted the title Community Bank & Trust, sb, and converted to a federally chartered mutual savings bank under the name Community Bank & Trust, fsb in February 1995. In June 1995, CB&T became a national bank and adopted its present name. At December 31, 1997, CB&T had total assets of $210.5 million and total deposits of $147.2 million.

     American Bank of Illinois in Highland ("ABI") is an Illinois commercial bank operating through a two offices located in Highland and Pocahontas, Illinois and serving Bond and Madison Counties in Western Illinois. At December 31, 1997, ABI had total assets of $20.6 million and total deposits of $19.0 million.

     The Egyptian State Bank ("Egyptian") is an Illinois commercial bank operating through a single office located in Carrier Mills, Illinois and serving Saline County in Southern Illinois. At December 31, 1997, Egyptian had total assets of $26.3 million and total deposits of $21.1 million.

     Saline County State Bank ("Saline") is an Illinois commercial bank operating through a two offices located in Stonefort and Creal Springs, Illinois and serving Saline and Williamson Counties in Southern Illinois. At December 31, 1997, Saline had total assets of $17.6 million and total deposits of $14.8 million.

     MidAmerica Bank of St. Clair County ("MidAmerica") is an Illinois commercial bank operating through a single office located in O'Fallon, Illinois and serving St. Clair County in Western Illinois. At December 31, 1997, MidAmerica had total assets of $22.7 million and total deposits of $17.0 million.

     CB&T's deposits are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC") up to the applicable limits for each depositor. CB&T is subject to comprehensive examination, supervision, and regulation by the Office of the Comptroller of the
Currency ("OCC") and the FDIC.   The deposits of ABI, Egyptian, Saline and
MidAmerica are insured by the Bank Insurance Fund ("BIF") of the FDIC up to the applicable limits for each depositor. Each of those Illinois commercial banks is subject to comprehensive examination, supervision, and regulation by the Illinois Office of Banks and Real Estate ("OBRE") and the FDIC. This regulation is intended primarily for the protection of depositors.

     The Company has been actively pursuing opportunities to grow through selective acquisitions of other financial institutions. Acquisitions will be selected based on the extent to which the candidates can enhance the Company's retail presence in new or existing markets and complement the Company's present
retail network.   Prior to 1997, the Company's only banking subsidiary was CB&T.
In fiscal 1997, the Company acquired ABI, Egyptian, Saline and MidAmerica. The Company intends to continue to pursue growth through selective acquisitions of other financial institutions to the extent suitable acquisitions are available at prices deemed reasonable, but there is no assurance that further acquisitions will be made.

MARKET AREAS

     CB&T conducts its business through its main office in Olney, Illinois and its four branch offices in Lawrenceville, Fairfield, Newton and Charleston, Illinois. CB&T's primary market area consists of Richland, Jasper, Lawrence and Wayne Counties and the eastern two-thirds of Coles County, Illinois, and each of the Bank's offices is located in the county seat of one of those Counties. CB&T also has loan and deposit customers in Clay, Crawford, Cumberland, Edwards, Effingham, White and Wabash Counties, Illinois, which are contiguous to its primary market area. A significant percentage of CB&T's lending activities are conducted in its primary market area.

     CB&T's market area is largely rural, with the exception of Charleston which is home to a university. The main industry in the Bank's market area is agriculture, with most of the farms being relatively small and family owned.
The local economy also is dependent on light industry. Major employers in the area include Roadmaster, Prairie Farms, Golden Rule Insurance, Airtex, Trailmobile, Wal-Mart and Eastern Illinois University. Oil production has been present in the Bank's market area since the 1920s, but with the decline in oil prices in recent years, production has been significantly reduced. However, related businesses still exist in the area.

     Egyptian's and Saline's market area consists of Williamson and Saline Counties in Southern Illinois. That market is largely rural. The main industry in these Banks' market area is agriculture, with most of the farms being relatively small and family-owned. The local economy also is dependent on light industry. Major employers in the area include Kerr-McGee Coal Co., Brushey Creek Coal Co. and Pepsi Cola. Coal mining has been present in the area since the early 1900's, but with the passage of the Clean Air Act, production has been significantly reduced due to the high sulphur content in the coal.

     ABI's market area consists of Bond and Madison Counties in Western Illinois. The economy is a very balanced mix of agriculture and light industry. Most of the farms are relatively small and family-owned. Major employers in the area consist of Highland Machine & Screw, Basler Electric, Wicks Organ, Korte Construction, Beeline Manufacturing, Jefferson Smurfit, Highland Supply, Dow Jones Midwest Publication of the Wall Street Journal, Jakel, Inc., Artex International, Ducoa and Trionics. Madison County is located in what is called the Metro-East area which consists of the area located in Illinois, across the Mississippi River from St. Louis, Missouri. This area is one of the fastest growing areas in Illinois.

     MidAmerica's market area consists of St. Clair County in Western Illinois. The economy is very stable and is mainly retail service oriented with some light manufacturing. Major employers in the area consist of Land of Son Dairy and MidAmerica Air Center, a shared air center with Scott Airforce Base. The retail sector mainly consists of national chain stores, automobile dealers, hotel, motel and a shopping mall anchored by national chain stores. MidAmerica's market area, located in the Metro-East area, 15 miles from St. Louis, Missouri, is experiencing a housing boom with subdivisions being established throughout the area.

LENDING ACTIVITIES

     General. The Company's total loan portfolio totaled $165.1 million at December 31, 1997, representing 54% of total assets at that date. It is the Company's policy to concentrate each subsidiary bank's lending within its market area. At December 31, 1997, $64.9 million, or 39.3%, of the total loan portfolio consisted of single-family, residential mortgage loans. Other loans secured by real estate include multi-family residential and real estate loans, which amounted to $9.7 million, or 5.9%, of the total loan portfolio at December 31, 1997. To a lesser extent and as an accommodation to its existing customers, the Company makes mortgage loans for the purpose of constructing primarily single-family residences. At December 31, 1997, construction loans totaled $3.2 million, or 1.9% of the total loan portfolio.

     In addition, the banks originate commercial business loans and agricultural loans, which include agricultural loans secured by real estate and agricultural operating loans and equipment loans. At December 31, 1997, commercial business loans amounted to $26.5 million, or 16.0%, of the Company's total loan portfolio, and agricultural loans amounted to $17.9 million, or 10.8%, of the total loan portfolio, which included $5.5 million of agricultural loans secured by real estate.

     The Company also is active in the origination of consumer loans, which primarily consist of automobile loans, credit card loans and, to a lesser extent, home improvement loans, mobile home loans and loans secured by savings deposits. Consumer loans amounted to $43.0 million, or 26.0%, of the total loan portfolio at December 31, 1997.

     Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Company's loan portfolio by type of loan at the dates indicated. At December 31, 1997, the Company had no concentrations of loans exceeding 10% of total loans other than as disclosed below.

                                                                           AT DECEMBER 31,
                               ----------------------------------------------------------------------------------------------------
                                          1997                 1996               1995               1994              1993
                               ------------------------  -----------------  -----------------  ----------------   -----------------
                                   AMOUNT          %      AMOUNT      %      AMOUNT      %      AMOUNT      %      AMOUNT      %
                               ---------------  -------  --------  -------  --------  -------  --------  -------  --------  -------
                                                                      (DOLLARS IN THOUSANDS)
Type of Loan:
------------
Real estate loans:
  Single-family residential..         $ 64,893   39.30%  $ 46,501   37.52%  $ 46,959   40.40%  $ 49,140   43.20%  $ 47,247   46.59%
  Construction...............            3,174    1.92        770     .62        576     .50      1,349    1.19        740     .73
  Multi-family residential
     and commercial..........            9,682    5.86      2,494    2.01      2,994    2.57      2,976    2.61      3,561    3.51
Agricultural (1).............           17,865   10.82     12,226    9.87      8,763    7.54      7,905    6.95      7,740    7.63
Commercial business..........           26,511   16.06     20,129   16.24     12,316   10.60     10,051    8.83      6,303    6.22
Consumer loans:
  Automobile.................           27,104   16.41     30,360   24.50     33,506   28.83     31,347   27.56     25,591   25.23
  Credit card................            2,107    1.28      1,879    1.52      1,743    1.50      1,764    1.55      1,003     .99
  Mobile home................              905     .55        850     .69        978     .84        999    0.88        731     .72
  Educational................               25     .01         29     .02         40     .03         55    0.05        102     .10
  Deposit account............            1,552     .94        807     .65        705     .61        628    0.55        710     .70
  Home improvement...........              560     .34        694     .56        819     .70        752    0.66        746     .74
  Other......................           10,743    6.51      7,184    5.80      6,836    5.88      6,789    5.97      6,941    6.84
                                      --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
                                       165,121  100.00%   123,923  100.00%   116,235  100.00%   113,755  100.00%   101,415  100.00%
                                                ======             ======             ======             ======             ======

Less:
  Loans in process...........              869                 96                227                745                145
  Allowance for loan losses..            1,934              1,520              1,514              1,641              1,629
                                      --------           --------           --------           --------           --------
     Total...................         $162,318           $122,307           $114,494           $111,369           $ 99,641
                                      ========           ========           ========           ========           ========

________________
(1) Includes agricultural loans secured by real estate and agricultural loans to finance operating expenses or purchase farm equipment.

     Loan Maturities. The following table sets forth certain information at December 31, 1997 regarding the dollar amount of loans maturing in the portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments which significantly shorten the average life of all mortgage loans and may cause the repayment experience to differ from that shown below.

                                              Due After     Due After
                            Due During the    1 through      5 Years
                             Year Ending    5 Years After     After
                             December 31,   December 31,   December 31,
                                 1998           1998           1998       Total
                            --------------  -------------  ------------  --------
                                                 (In thousands)
Real estate mortgage......         $18,754        $35,548       $20,273  $ 74,575
Real estate construction..           3,174             --            --     3,174
Agricultural..............           6,877          5,564         5,424    17,865
Commercial business.......           8,528          9,879         8,104    26,511
Consumer..................          11,496         29,695         1,805    42,996
                                   -------        -------       -------  --------
  Total...................         $48,829        $80,686       $35,606  $165,121
                                   =======        =======       =======  ========

     The following table sets forth at December 31, 1997 the dollar amount of all loans due after December 31, 1998 which have predetermined interest rates and have floating or adjustable interest rates.

                                  Predetermined      Floating or
                                      Rate        Adjustable Rates (1)
                                  -------------   -------------------
      Real estate mortgage......        $31,910              $23,911
      Real estate construction..             --                   --
      Agricultural..............         10,286                  722
      Commercial business.......         17,891                   92
      Consumer..................         31,462                   18
                                        -------              -------
         Total..................        $91,549              $24,743
                                        =======              =======

---------------------------

(1) Includes fixed-rate loans that are callable at the election of the Company. See " -- Single-Family Residential Real Estate Lending."


     Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the lending bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decreases when current mortgage loan market rates are substantially lower than rates on existing mortgage loans.

     Originations, Purchases and Sales of Loans. Loan originations are derived from a number of sources, including referrals by realtors, depositors and borrowers, as well as walk-in customers. In addition, the Bank Subsidiaries originate a portion of their automobile loans on an indirect basis through various automobile dealerships located in their market areas. Solicitation programs consist of advertisements in local media, in addition to occasional participation in various community organizations and events. Real estate loans are originated by loan officers. All loan officers are salaried, and the Company does not compensate loan officers on a commission basis for loans originated. With the exception of applications which are originated on an indirect basis through various approved automobile dealerships, loan applications are accepted at branch offices. In all cases, however, the originating bank has final approval of any loan application.

     CB&T participates in an informal program with other local banks pursuant to which such participating banks will make loans to assist in community development or the expansion of local business. Under this program, each bank alternates acting as lead lender, and the other banks purchase participation interests, without recourse, in any loans originated. CB&T will not originate a loan or purchase a participation interest in any loan originated pursuant to this program unless the loan meets CB&T's standard underwriting criteria. CB&T retains the servicing on loans where it sells participation interests to other lenders. At December 31, 1997, CB&T had $2.3 million of participation loans originated or purchased pursuant to this program.

     In 1989, CB&T acquired its Charleston branch facility, which, prior to such acquisition, sold a 95% participation interest in certain single-family residential mortgage loans to the FHLMC. CB&T continues to service such loans, which had an aggregate principal balance of $183,000 at December 31, 1997.

     Between 1980 and 1990, CB&T originated long-term, residential mortgage loans that are callable, at the option of CB&T, at any time after a one-, three- or five-year period after origination. In the event CB&T calls the loan, the borrowers may elect to renew the loan at the rate offered by CB&T or repay the loan in full. Management estimates that approximately 17.2% of the Company's single-family mortgage loan portfolio consists of callable loans originated prior to 1990. Though these loans have fixed rates, because they are callable, the Company considers these loans to be adjustable-rate loans.

     Loan Fees and Servicing. In addition to interest earned on loans, the Company receives fees in connection with late payments and for miscellaneous services related to its loans. Due to competition from other lenders in its market area, fees generally are not changed in connection with loan originations, modifications or extensions. The Company generally does not service loans for others and earns minimal income from this activity.

     Nonperforming Loans and Other Problem Assets. It is management's policy to continually monitor its loan portfolio to anticipate and address potential and actual delinquencies. When a borrower fails to make a payment on a loan, the Bank takes immediate steps to have the delinquency cured and the loan restored to current status.

     Loans generally are placed on nonaccrual status if the loan becomes past due more than 90 days, except in instances where in management's judgment there is no doubt as to full collectibility of principal and interest, or management concludes that payment in full is not likely. Consumer loans are generally charged off, or any expected loss is reserved for, after they become more than 90 days past due. All other loans are charged off when management concludes that they are uncollectible. See Note 4 of Notes to Consolidated Financial Statements.

     The following table sets forth information with respect to the nonperforming assets at the dates indicated.

                                                                     AT DECEMBER 31,
                                                   -------------------------------------------------
                                                     1997     1996     1995      1994       1993
                                                   -------   ------   ------    ------    ---------
                                                                  (DOLLARS IN THOUSANDS)
Loans accounted for on a non-accrual basis: (1)
  Real estate:
    Residential..................................  $  469     $ 253     $ 195     $ 342     $ 407
    Commercial...................................      --        --        --        --        --
  Agricultural...................................      --        --        --        --        --
  Commercial business............................   1,137        --        --        60        61
  Consumer.......................................      70        65       103       142       112
                                                   ------     -----     -----     -----     -----
     Total.......................................  $1,676     $ 318     $ 298     $ 544     $ 580
                                                   ======     =====     =====     =====     =====

Accruing loans which are contractually
  past due 90 days or more:
  Real estate:
     Residential.................................  $  186     $ 130     $  98     $ 144     $ 205
     Commercial..................................      --        --        --        --        --
  Agricultural...................................      --        --        --        --        --
  Commercial business............................     153        --        --        --        --
  Consumer.......................................      99        --        --        --        --
                                                   ------     -----     -----     -----     -----
     Total.......................................     438       130        98       144       205
                                                   ------     -----     -----     -----     -----

     Total nonperforming loans...................  $2,114     $ 448     $ 396     $ 688     $ 785
                                                   ======     =====     =====     =====     =====

Percentage of total loans........................    1.29%      .36%      .34%      .62       .79%
                                                   ======     =====     =====     =====     =====

Other nonperforming assets (2)...................  $  126     $  53     $ 137     $ 158     $ 403
                                                   ======     =====     =====     =====     =====

Loans modified in troubled debt
    restructurings...............................  $   --     $  --     $  --     $  --     $  --
                                                   ======     =====     =====     =====     =====

_________________________
(1) Nonaccrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the collectibility of the loan.
(2) "Other nonperforming assets" represents property acquired by the Bank through foreclosure or repossession and real estate held for sale. This property is carried at the lower of its fair value less estimated selling costs or the principal balance of the related loan, whichever is lower.


     During the year ended December 31, 1997, gross interest income of $146,000, would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the year. Interest on such loans included in income during the year ended December 31, 1997 amounted to $76,000.

     At December 31, 1997, nonaccrual loans consisted of 19 single-family residential real estate loans aggregating $469,000, and 18 consumer and commercial loans aggregating $1.2 million. The $1.2 million in non-accruing consumer and commercial loans was primarily due to one commercial loan totaling $1.1 million. The Company expects a minimal loss on this credit as all property had an appraised value of $785,000 and in addition $300,000 in cash has been received.

     Real estate acquired through foreclosure is initially recorded at the lower of cost (net loan receivable balance at date of foreclosure) or fair value less estimated selling costs. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller, as measured by market transactions. If a market does not exist, fair value of the item is estimated based on selling prices of similar items in active markets or, if there are no active markets for similar items, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value is generally determined through an appraisal at the time of foreclosure. The Company records a valuation allowance for estimated selling costs of the property immediately after foreclosure. Subsequent to foreclosure, real estate acquired through foreclosure is periodically evaluated by management and an allowance for loss is established if the estimated fair value of the property, less estimated costs to sell, declines. See Note 1 of Consolidated Financial Statements. At December 31, 1997, the Company had $126,000 in real estate owned, which consisted of three single-family residences.

     Loans which are not currently classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers causes management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured amounted to $438,000 at December 31, 1997. Such amount included 22 single-family residential mortgage loans totaling $186,000, six commercial business loans totaling $153,000 and 13 consumer and other loans totaling $99,000. The Company takes such loans into consideration in establishing the allowance for loan losses.

     Banks classify their assets on the basis of quality on a regular basis. An asset is classified as substandard if it is determined to be inadequately protected by the current retained earnings and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a bank to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require a bank to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a bank must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. The Company regularly reviews its assets to determine whether any assets require classification or re-classification. At December 31, 1997, the Company had $3.2 million in classified assets, which consisted of $2.8 million in assets classified as substandard, $74,000 in assets classified as doubtful and $325,000 in assets classified as loss.

     Allowance for Loan Losses. In originating loans, the Company recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management's policy to maintain an adequate allowance for loan losses based on, among other things, the Company's and the industry's historical loan loss experience, evaluation of economic conditions, regular reviews of delinquencies, loan portfolio quality and evolving standards imposed by bank examiners. The Company increases its allowance for loan losses by charging provisions for possible loan losses against the Company's income.

     Management will continue to actively monitor the Company's asset quality and allowance for loan losses. Management will charge off loans and properties acquired in settlement of loans against the allowances for losses on such loans and such properties when appropriate and will provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowances for losses and believes such allowances are adequate, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

     The Company's methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not been identified but can be expected to occur. Management conducts regular reviews of the Company's assets and evaluates the need to establish allowances on the basis of this review. Assets reviewed include nonaccrual loans, accruing loans 90 days or more delinquent, loans modified in troubled debt restructurings and real estate owned, as well as any additional classified loans or loans not falling within any of the above categories but where known information about possible credit problems of borrowers causes management to have serious concerns as to the ability of the borrowers to comply with loan repayment terms and may result in disclosure of the loans as nonaccrual, 90 days past due or restructured. Allowances are established by the Board of Directors on a quarterly basis based on an assessment of risk in the Company's assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, loan concentrations, the state of the real estate market, regulatory reviews conducted in the regulatory examination process and general economic conditions. Additional provisions for losses on loans are made in order to bring the allowance to a level deemed adequate. At the date of foreclosure or other repossession, the Company would transfer the property to real estate acquired in settlement of loans at the lower of cost or fair value less estimated selling costs. Any portion of the outstanding loan balance in excess of fair value less estimated selling costs would be charged off against the allowance for loan losses. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate would be recorded.

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                                YEAR ENDED DECEMBER 31,
                                               --------------------------------------------------------
                                                   1997       1996       1995       1994        1993
                                               ----------- --------- ----------- ----------- ----------
                                                                 (DOLLARS IN THOUSANDS)
Balance at beginning of period...............   $1,520      $1,514    $1,641      $1,629      $1,656
                                                ------      ------    ------      ------      ------
Loans charged off:
  Real estate mortgage:
    Single-family residential................       43           1        34          24         110
    Multi-family residential and commercial..       --          --        --          --          --
    Construction.............................       --          --        --          --          --
  Agricultural...............................       --          --        --          --          --
  Commercial business........................       48          --         8          --          --
  Consumer...................................      419         400       510         330         211
                                                ------      ------    ------      ------      ------
Total charge-offs............................      510         401       552         354         321
                                                ------      ------    ------      ------      ------

Recoveries:
  Real estate mortgage:
    Single-family residential................        9          39         1          16          16
    Multi-family residential and commercial..       --          --        --          --          --
    Construction.............................       --          --        --          --          --
  Agricultural...............................       --          --        --          --          --
  Commercial business........................       --           3        36          --          --
  Consumer...................................      229         355       275         138         134
                                                ------      ------    ------      ------      ------
Total recoveries.............................      238         397       312         154         150
                                                ------      ------    ------      ------      ------

Net loans charged-off........................      272           4       240         200         171
                                                ------      ------    ------      ------      ------
Provision for losses on loans................      236          10       113         212         144
                                                ------      ------    ------      ------      ------
Adjustment for changes incident to mergers...      450          --        --          --          --
Balance at end of period.....................   $1,934      $1,520    $1,514      $1,641      $1,629
                                                ======      ======    ======      ======      ======
Ratio of net charge-offs to average
  loans outstanding during the period........      .19%          0%      .21%        .19%        .19%
                                                ======      ======    ======      ======      ======

     The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                 AT DECEMBER 31,
                             -------------------------------------------------------------------------------------------
                                     1997                   1996                    1995                       1994
                             ---------------------  ---------------------  ----------------------  ---------------------
                                        Percent                Percent                 Percent                Percent
                                        Loans in               Loans in                Loans in               Loans in
                                      Category to            Category to             Category to            Category to
                             Amount   Total Loans   Amount   Total Loans    Amount   Total Loans   Amount   Total Loans
                             ------   ------------  ------   ------------   ------   ------------  ------   ------------
                                                             (Dollars in Thousands)
Real estate - mortgage:
 Single-family residential.  $  612      31.65%     $  330      37.52%     $  340       40.40%    $  746      43.20%
 Multi-family residential
   and commercial..........      37       1.91         125       2.01         141        2.57        348       2.61
 Construction..............      14        .72           5        .62           5         .50         50       1.19
Agricultural...............     211      10.91         315       9.87         308        7.54         87       6.95
Commercial business........     527      27.25         345      16.24         308       10.60         87       8.83
Consumer...................     533      27.56         400      33.74         412       38.39        323      37.22
                             ------     ------      ------     ------      ------      ------     ------     ------
  Total allowance for
   loan losses.............  $1,934     100.00%     $1,520     100.00%     $1,514      100.00%    $1,641     100.00%
                             ======     ======      ======     ======      ======      ======     ======     ======
                                     1993
                              ---------------------
                                         Percent
                                         Loans in
                                       Category to
                              Amount   Total Loans
                              ------   ------------
Real estate - mortgage:
 Single-family residential.   $ 743       46.59%
 Multi-family residential
   and commercial..........     347        3.51
 Construction..............      49         .73
Agricultural...............      86        7.63
Commercial business........      86        6.22
Consumer...................     318       35.32
                             ------      ------
  Total allowance for
   loan losses.............  $1,629      100.00%
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

     At December 31, 1997, the Company had CMOs with an amortized cost of $13.9 million, representing 4.6% of total assets. The Company's CMOs had a weighted average yield of 6.1% at December 31, 1997. The Company's investment policy permits investments in individual issues of CMOs or REMICs up to one percent of the Company's assets so long as the issue is rated AA or better at the time of purchase by nationally recognized rating services or issued by U.S. government agencies.

     At December 31, 1997, the Company's mortgage-backed and related securities held as available for sale had an amortized cost of $23.9 million, an approximate market value of $23.9 million and a weighted average yield of 6.5%.

     At December 31, 1997, the Company's mortgage-backed and related securities held to maturity had an amortized cost of $891,000 and a market value of $927,000.

INVESTMENT ACTIVITIES

     The Company's investment policy currently allows for investment in various types of liquid assets, including United States Government and Agency securities, time deposits at the Federal Home Loan Bank ("FHLB") of Chicago, certificates of deposit or bankers' acceptances at other federally insured depository institutions and obligations of states and political subdivisions. Generally, the objectives of the Company's investment policy are to: (i) maximize returns; (ii) provide and maintain liquidity within the guidelines of regulations; (iii) maintain a balance of high-quality, diversified investments to minimize risk; (iv) provide collateral for pledging requirements; (v) serve as a counter-cyclical balance to the loan portfolio; (vi) manage interest rate risk; and (vii) to insure compliance with all regulatory requirements. In accordance with the investment policy, at December 31, 1997, the Company had investments in U.S. Government and agency notes, obligations of state and political subdivisions, interest-earning deposits and certificates of deposit, FHLB of Chicago stock and FRB stock.

     At December 31, 1997, certain securities with a total amortized cost of $57.3 million and a market value of $57.3 million were classified as available for sale. Investments classified as available for sale are recorded in the consolidated financial statements at market value with unrealized gains and losses, net of tax, recognized in stockholders' equity. At December 31, 1997, the effect of the investments available for sale was $1,000 on stockholders' equity. The Company intends to hold these investments for an indefinite period of time, but not necessarily to maturity. Any decision to sell an investment would be based on various factors, including significant movements in interest rates, liquidity needs, regulatory capital considerations, acquisitions, and other factors. The Company had classified state and municipal obligations with an amortized cost of $18.3 million and market value of $18.4 million as held to maturity. Investments classified as held to maturity are recorded in the consolidated financial statements at amortized cost. The Company has the intent and ability to hold these investments to maturity. The Company currently has no investments classified as trading securities.

     The following table sets forth the carrying value of the Company's investments at the dates indicated.

                                                   AT DECEMBER 31,
                                            ----------------------------
                                              1997      1996      1995
                                            --------  --------  --------
                                                   (IN THOUSANDS)
Securities available for sale (1)
  U.S. government and agency securities...  $53,925    $11,886   $17,409
  State and municipal obligations.........    1,000        828       912
  Other...................................        2         --        --
Securities held to maturity:
  U.S. government and agency securities...   14,464         --        --
  State and municipal obligations.........    3,854      3,362     3,113
  Equities and mutual funds...............       --         --        --
                                            -------    -------   -------
      Total investment securities.........   73,245     16,076    21,434
Interest-bearing deposits.................   18,117     11,333     8,622
FRB stock.................................      381        381        --
FHLB stock................................    1,975        895     1,026
                                            -------    -------   -------
      Total investments...................  $93,718    $28,685   $31,082
                                            =======    =======   =======

____________
(1)  The carrying value of securities available for sale is the market value.

     The following table sets forth information in the scheduled maturities, amortized cost, market values and average yields for the Company's investment portfolio at December 31, 1997.

                              ONE YEAR OR LESS     ONE TO FIVE YEARS     FIVE TO TEN YEARS
                             -------------------  -------------------  ---------------------
                             AMORTIZED  AVERAGE   AMORTIZED   AVERAGE   AMORTIZED   AVERAGE
                               COST      YIELD      COST       YIELD      COST       YIELD
                             ---------  --------  ---------  --------  ----------  ---------
Securities available for
 sale:
   U.S. government and
    agency
      securities...........    $11,103     5.11%    $11,614     6.12%     $31,206     6.80%
   State and municipal
      obligations..........        340     5.56         424     4.48          236     4.23
                               -------              -------               -------
      Total................     11,443     5.12      12,038     6.06       31,442     6.78

Securities held to
 maturity:
   U.S. government and
    agency
      securities...........      5,900     5.36       7,268     5.49        1,296     5.09
   State and municipal
      obligations..........      1,121     4.37       1,611     5.15        1,122     5.26
                               -------              -------               -------
      Total................      7,021     5.20       8,879     5.43        2,418     5.17

Interest-bearing deposits
  and time deposits........     18,117     5.45          --                    --       --
FRB stock..................         --                   --                    --       --
FHLB stock.................         --                   --                    --       --
                               -------              -------               -------
      Total................    $36,581     5.29     $20,917     5.79      $33,860     6.66
                               =======              =======               =======

                                MORE THAN TEN YEARS    TOTAL INVESTMENT PORTFOLIO
                                -------------------------------------------------
                                 AMORTIZED  AVERAGE   AMORTIZED  MARKET   AVERAGE
                                   COST      YIELD      COST      VALUE    YIELD
                                 ---------  --------  ---------  -------  -------
Securities available for
 sale:
   U.S. government and
    agency
      securities...........         $    3       --%    $53,926   53,926     6.30%
   State and municipal
      obligations..........             --       --       1,000    1,000     4.80
                                 ---------              -------  -------
      Total................              3       --      54,926   54,926     6.28

Securities held to
 maturity:
   U.S. government and
    agency
      securities...........             --       --      14,464   14,464     5.40
   State and municipal
      obligations..........             --       --       3,854    3,854     4.95
                                 ---------              -------  -------
      Total................             --       --      18,318   18,318     5.31

Interest-bearing deposits
  and time deposits........             --       --      18,117   18,117     5.45
FRB stock..................            381     6.00         381      381     6.00
FHLB stock.................          1,975     6.85       1,975    1,975     6.85
                                 ---------              -------  -------
      Total................         $2,359     6.70     $93,717  $93,803     5.93
                                 =========              =======  =======

DEPOSIT ACTIVITY AND OTHER SOURCES OF FUNDS

     Deposits are the primary source of funds for lending, investment activities and general operational purposes. In addition to deposits, the Company derives funds from loan principal and interest repayments, maturities of investment securities and mortgage-backed and related securities and interest payments thereon. Although loan repayments are a relatively stable source of funds, deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds, or on a longer term basis for general operational purposes. CB&T has access to borrow from the FHLB of Chicago.

     The following table sets forth the average month-end balances and interest rates for interest-bearing demand deposits and time deposits for the periods indicated.

                                                                 AT DECEMBER 31,
                                    -------------------------------------------------------------------------
                                             1997                     1996                     1995
                                   ----------------------     --------------------      ---------------------
                                   AVERAGE        AVERAGE     AVERAGE      AVERAGE      AVERAGE       AVERAGE
                                   BALANCE          RATE      BALANCE        RATE       BALANCE         RATE
                                   -------        -------     -------      -------      --------      -------
                                                             (DOLLARS IN THOUSANDS)
Interest-bearing demand deposits..  $19,902        2.49%      $35,388       2.85%       $39,392         2.91%
Savings deposits..................   39,480        3.16        14,124       2.95         14,550         2.75
Time deposits.....................   99,272        5.48        87,252       5.61         93,534         5.49

     The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1997 and at such date represented 15.4% of total deposits with a weighted average rate of 5.7%. A significant portion of such deposits were collateralized with mortgage-backed and related securities pledged by the Company with a carrying value of $31.8 million at December 31, 1997. The Company's certificates of deposit in excess of $100,000 primarily consist of deposits from schools, municipalities and other local entities. As these deposits mature, the Company bids against other financial institutions to retain those deposits. As a result, these funds are less likely to remain on deposit at the Company upon maturity than smaller certificates of deposit maintained by the Company's retail customers. Management believes that it will be able to retain a significant amount of these deposits because many of the schools, municipalities and other entities are longstanding customers of the Company with numerous other deposit and loan relationships with the Company. To the extent the Company is unable to replace maturing deposits, it may sell investment securities classified as available for sale.

                                                  CERTIFICATES
                MATURITY PERIOD                    OF DEPOSIT
                ---------------                   ------------
                                                 (IN THOUSANDS)

                Three months or less...........        $10,709
                Over three through six months..          9,710
                Over six through 12 months.....         13,002
                Over 12 months.................            337
                                                       -------
                   Total.......................        $33,758
                                                       =======

     Borrowings. Savings deposits historically have been the primary source of funds for lending, investments and general operating activities. CB&T is authorized, however, to use advances from the FHLB of Chicago to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Chicago functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. CB&T has a

Blanket Agreement for advances with the FHLB under which CB&T may borrow up to 25% of assets subject to normal collateral and underwriting requirements. Advances from the FHLB of Chicago would be secured by CB&T's ownership of stock in the FHLB of Chicago and other eligible assets. At December 31, 1997, CB&T had $37.0 million of FHLB advances. CB&T also obtains short-term borrowings consisting of repurchase agreements with deposit customers. At December 31, 1997, CB&T had $10.9 million of short-term borrowings and other short-term notes, from a bank, used to fund acquisitions during 1997. CB&T is authorized to borrow from the Federal Reserve Bank of St. Louis but has not done so.

     The following table sets forth certain information regarding short-term borrowings by the Company at the dates and for the periods indicated.

                                                           AT DECEMBER 31,
                                                  --------------------------------
                                                    1997        1996        1995
                                                  --------    --------    --------
                                                           (IN THOUSANDS)
Amounts outstanding at end of period:
 FHLB advances..................................  $    --       $7,500     $3,000
 Short-term notes...............................    5,600           --         --
 Other short-term borrowings....................    5,323        3,121         --

Rate paid on:
 FHLB advances..................................       --%        5.41%      5.83%
 Short-term notes...............................     8.50           --         --
 Other short-term borrowings....................     5.45         5.48         --

                                                       YEAR ENDED DECEMBER 31,
                                                  --------------------------------
                                                     1997       1996       1995
                                                  ---------  ---------- ----------
                                                           (IN THOUSANDS)
Maximum amount of borrowings outstanding
 at any month end:
 FHLB advances..................................  $19,500      $8,500     $3,000
 Short-term notes...............................    5,600          --         --
 Other short-term borrowings....................    5,627       3,213         --

Approximate average short-term borrowings
 outstanding with respect to:
 FHLB advances..................................  $ 9,264      $6,000     $1,500
 Short-term notes...............................      568          --         --
 Other short-term borrowings....................    4,340       2,060         --

Approximate weighted average rate paid on: (1)
 FHLB advances..................................     6.13        5.07%      4.80%
 Short-term notes...............................     8.50          --         --
 Other short-term borrowings....................     5.58        4.90         --
-------------------------

____________
(1)    Based on month-end balances.

TRUST DEPARTMENT ACTIVITIES

     CB&T operates a Trust Department, with Trust Officer Linda Karcher serving as Manager. The activities of the Trust Department are supervised by the Trust Committee of the Board of Directors consisting of Directors Michael F. Bauman (Chairman) Clyde R. King and William O. Cantwell. Activities engaged in by the Trust Department include acting as: (i) executor or administrator of estates;
(ii) guardian of estates of disabled adults or minors; (iii) trustee or co-trustee of living trusts or testamentary trusts; (iv) trustee of life insurance trusts; (v) trustee of pension or profit-sharing trusts; and (vi) trustee of Illinois land trusts. Trust activities presently constitute a small portion of the Company's operations.

COMPETITION

     The Company faces strong competition both in originating real estate, agriculture, automobile, consumer and other loans and in attracting deposits. The Company competes for real estate and other loans principally on the basis of interest rates, the types of loans it originates and the quality of services it provides to borrowers. Its competition in originating real estate loans comes primarily from savings institutions, commercial banks and mortgage bankers making loans secured by real estate located in the Company's market area. Commercial banks, credit unions and finance companies provide vigorous competition in consumer lending. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

     The Bank Subsidiaries attract all their deposits through their branch offices primarily from the communities in which those branch offices are located. Consequently, competition for deposits is principally from other savings institutions, commercial banks, credit unions and brokers in these communities. The Bank Subsidiaries compete for deposits and loans by offering a variety of deposit accounts at competitive rates, a wide array of loan products, convenient business hours and branch locations, a commitment to outstanding customer service and a well-trained staff. In addition, the Company believes that its banking subsidiaries have developed strong relationships with local businesses, realtors and the public in general.

EMPLOYEES

     As of December 31, 1997, the Company and its subsidiaries had 104 full-time and 19 part-time employees, none of whom were represented by a collective bargaining agreement, and management considers relationships with employees to be good.

REGULATION, SUPERVISION AND GOVERNMENTAL POLICY

     The following is a brief summary of certain statutes, rules and regulations affecting the Company and the Bank Subsidiaries. A number of other statutes and regulations have an impact on their operations. The following summary of applicable statutes and regulations does not purport to be complete and is qualified in its entirety by reference to such statutes and regulations.

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

     Under the Holding Company Act, any company must obtain approval of the FRB prior to acquiring control of the Company or any of the Bank Subsidiaries. For purposes of the Holding Company Act, "control" is defined as ownership of more than 25% of any class of voting securities of the Company or any of the Bank Subsidiaries, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of the Company or any of the Bank Subsidiaries.

     The Change in Bank Control Act and the regulations of the FRB thereunder require any person or persons acting in concert (except for companies required to make application under the Holding Company Act), to file a written notice with the FRB before such person or persons may acquire control of the Company or any of the Bank Subsidiaries. The Change in Bank Control Act defines "control" as the power, directly or indirectly, to vote 25% or more of any voting securities or to direct the management or policies of a bank holding company or an insured bank.

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

     Bank Regulation. CB&T, as a national bank, is subject to the primary supervision of the OCC under the National Bank Act. ABI, Egyptian, Saline and MidAmerica are subject to the primary supervision of the OBRE and FDIC. The prior approval of the banking regulators is required for a bank to establish or relocate an additional branch office or to engage in any merger, consolidation or significant purchase or sale of assets.

     The OCC regularly examines the operations of CB&T, and the OBRE and FDIC regularly examine the remaining Bank Subsidiaries. These exams include but are not limited to capital adequacy, reserves, loans, investments and management practices. These examinations are for the protection of the Bank's Subsidiaries' depositors and not their shareholders. In addition, the Bank Subsidiaries are required to furnish quarterly and annual reports to the banking regulators. The banking agencies' enforcement authority includes the power to remove officers and directors and the authority to issue cease-and-desist orders to prevent a bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business.

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

     The approval of the OCC is required prior to the payment of a dividend if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits for that year combined with its net profits for the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock. In addition, CB&T is prohibited by federal statute from paying dividends or making any other capital distribution that would cause CB&T to fail to meet its regulatory capital requirements. Further, the OCC also has authority to prohibit the payment of dividends by a national bank when it determines such payment to be an unsafe and unsound banking practice.

     CB&T is a member of the Federal Reserve System and its deposits are insured by the SAIF administered by the FDIC to the legal maximum of $100,000 for each insured depositor. The deposits of ABI, Egyptian, Saline and MidAmerica are insured by the BIF administered by the FDIC to the legal maximum of $100,000 for each insured depositor. Some of the aspects of the lending and deposit business of the Bank Subsidiaries that are subject to regulation include reserve requirements and disclosure requirements in connection with personal and mortgage loans and savings deposit accounts. In addition, the Bank Subsidiaries are subject to numerous federal and state laws and regulations which set forth specific restrictions and procedural requirements with respect to the establishment of branches, investments, interest rates on loans, credit practices, the disclosure of credit terms and discrimination in credit transactions.

     The Bank Subsidiaries are subject to restrictions imposed by federal law on extensions of credit to, and certain other transactions with, the Company and other affiliates, and on investments in the stock or other securities thereof. Such restrictions prevent the Company and such other affiliates from borrowing from the Bank Subsidiaries unless the loans are secured by specified collateral, and require such transactions to have terms comparable to terms of arms-length transactions with third persons. Further, such secured loans and other transactions and investments by the Bank Subsidiaries are generally limited in amount as to the Company and as to any other affiliate to 10% of the Bank Subsidiaries' capital and surplus and as to the Company and all other affiliates to an aggregate of 20% of the Bank Subsidiaries' capital and surplus. These regulations and restrictions may limit the Company's ability to obtain funds from the Bank for its cash needs, including funds for acquisitions and for payment of dividends, interest and operating expenses.

     Under federal banking regulations, banks must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits, that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. A bank's real estate lending policy must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") that have been adopted by the federal bank regulators. The Interagency Guidelines, among other things, call upon depository institutions to establish internal loan-to-value limits for real estate loans that are not in excess of the loan-to-value limits specified in the Guidelines for the various types of real estate loans. The Interagency Guidelines state, however, that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits.

     The Bank Subsidiaries are required to pay assessments based on a percent of its insured deposits to the FDIC for insurance of its deposits by the SAIF or the BIF. Under the Federal Deposit Insurance Act, the FDIC is required to set semi-annual assessments for insured institutions to maintain the designated reserve ratio of the insurance funds at 1.25% of estimated insured deposits or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances raising a significant risk of substantial future losses to the SAIF or BIF.

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

     Until December 31, 1999, all SAIF-insured institutions, will be required to pay additional assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO") an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

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

     Under regulations jointly adopted by the federal banking regulators, a depository institution's capital adequacy for purposes of the FDICIA prompt corrective action rules is determined on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, an institution that is not subject to an order or written directive to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" institution is an institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater;
(ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the institution has a composite 1 CAMELS rating). An "undercapitalized institution" is an institution that has
(i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the association has a composite 1 CAMELS rating). A "significantly undercapitalized" institution is defined as an institution that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" institution is defined as an institution that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. An institution's federal banking regulator may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized or undercapitalized association to comply with the supervisory actions applicable to associations in the next lower capital category if the regulator determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. The Bank Subsidiaries are classified as "well-capitalized" under the regulations.

     Regulatory Capital Requirements. The federal banking regulators have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and banks. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets.

     The federal banking agency regulations require bank holding companies and banks to maintain a minimum leverage ratio of "Tier 1 capital" (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%. Although setting a minimum 3.0% leverage ratio, the capital regulations state that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near such minimum level of capital. All other bank holding companies and banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization's capital adequacy by its primary regulator. Any bank or bank holding company experiencing or anticipating significant growth would be expected to maintain capital well above the minimum levels. In addition, the FRB has indicated that whenever appropriate, and in particular when a bank holding company is undertaking expansion, seeking to engage in new activities or otherwise facing unusual or abnormal risks, it will consider, on a case-by-case basis, the level of an organization's ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital.

     The risk-based capital rules of the federal banking agencies require bank holding companies and banks to maintain minimum regulatory capital levels based upon a weighting of their assets and off-balance sheet obligations according to risk. The risk-based capital rules have two basic components: a core capital (Tier 1) requirement and a supplementary capital (Tier 2) requirement. Core capital consists primarily of common stockholders' equity, certain perpetual preferred stock (which must be noncumulative with respect to banks), and minority interests in the equity accounts of consolidated subsidiaries; less all intangible assets, except for certain purchased mortgage servicing rights and purchased credit card relationships. Supplementary capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify as Tier 1 capital and long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities; and subordinated debt and intermediate-term preferred stock.

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

     Federal banking regulations classify banks by capital levels and which provide for the federal banking agencies to take various prompt corrective actions to resolve the problems of any bank that fails to satisfy the capital standards. Under such regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as undercapitalized, significantly undercapitalized, or critically undercapitalized depending on the extent to which the bank's capital levels are below these standards. A bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation will be subject to severe regulatory sanctions. As of December 31, 1997, the Bank was well-capitalized as defined by the federal banking regulations.

TAXATION

     The Company's federal income tax returns have not been audited in the past five years. For additional information regarding taxation, see Note 11 of Notes to Consolidated Financial Statements.

ITEM 2.  PROPERTIES
-------------------

     The following table sets forth the location and certain additional information regarding the Company's offices at December 31, 1997. The Company owns all of its offices with the exception of the main office of ABI on which ABI has a ground lease.


                                                                          NET BOOK VALUE
                                              YEAR             TOTAL        AT DECEMBER     APPROXIMATE
                                             OPENED         INVESTMENT        31, 1997    SQUARE FOOTAGE
                                             ------         ----------      ------------  --------------
                                                               (DOLLARS IN THOUSANDS)
Community Financial Corp.
240 E. Chestnut
P.O. Box 700
Olney, IL 62450                                1994               6                5             --

Community Bank & Trust, N.A.
----------------------------

MAIN OFFICE:

240 E. Chestnut
P.O. Box 700
Olney, IL 62450                                1883  (1)     $2,108           $  998          9,200

BRANCH OFFICES:

Lawrenceville Branch
1601 State
P.O. Box 477
Lawrenceville, IL 62439                        1983  (1)        647              327          2,800

Fairfield Branch
303 W. Delaware
Fairfield, IL  62837                           1983  (1)        494              228          2,400

Newton Branch
601 W. Jourdan
P.O. Box 361
Newton, IL 62448                               1990  (1)        653              465          3,114

Charleston Branch
820 W. Lincoln
Charleston, IL 61920                           1989  (1)      1,268            1,128          4,912

American Bank of Illinois in Highland
-------------------------------------

Main Office:
 12616 Route 143
 Highland, IL 62249                                             306              221           1,600

Branch Office:
 P.O. Box 158
 Pocahontas, IL 62275                                           473              245           2,200

                                                                     NET BOOK VALUE
                                                YEAR       TOTAL       AT DECEMBER   APPROXIMATE
                                               OPENED    INVESTMENT      31, 1997  SQUARE FOOTAGE
                                               ------    ----------    ----------- --------------
                                                          (DOLLARS IN THOUSANDS)
The Egyptian State Bank
-----------------------

2 South Main Street
Carrier Mills, IL 62917                          1951       499             166        3,500

Saline County State Bank
------------------------

Main Office:
 1115 Wilson Street
 P.O. Box 99
 Stonefort, IL 62987                             1904       108              11        4,000

Branch Office:
 Route 166 & Blue Avenue
 Creal Springs, IL 62922                         1984       524             384        3,200

MidAmerica Bank of St. Clair County
-----------------------------------

350 Hartman Lane
P.O. Box 850
O'Fallon, IL 62269                               1996     1,874           1,676        7,200

-------------------------
(1)  Date of acquisition.


     The net book value of the Company's investment in premises and equipment totaled approximately $5.9 million at December 31, 1997. For a discussion of premises and equipment, see Note 6 of Notes to Consolidated Financial Statements.


ITEM 3. LEGAL PROCEEDINGS.
-------------------------

     On October 18, 1996, a former depositor and borrower of CB&T filed a complaint in the Circuit Court for the Second Judicial Circuit of Illinois, naming CB&T's President and Chief Executive Officer and CB&T itself as defendants. The complaint seeks total damages of $200,000 (including $50,000 against the President in her individual capacity) plus costs. The complaint alleges the following actions on the part of CB&T: unilaterally lowering the credit line on the individual's credit card; wrongfully dishonoring the individual's check; and wrongfully debiting money from the individual's account. Management believes that the claims brought against it in this proceeding are without merit. There are no pending regulatory proceedings to which the Company, CB&T or its subsidiaries is a party or to which any of their properties is subject which are currently expected to result in a material loss. From time to time, the Bank is a party to various legal proceedings incident to its business.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.
----------------------------------------------------------

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS'
----------------------------------------------------------------------------
MATTERS
-------

     The information contained under the sections captioned "Market Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended December 31, 1997 (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.


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


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 15 in the Annual Report is incorporated herein by reference.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 15 in the Annual Report is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Independent Auditors' Report and Selected Financial Data contained on pages 16 through 52 in the Annual Report, which are listed under Item 14 herein, are incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     Not applicable.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     For information concerning the Board of Directors and executive officers of the Company, the information contained under the section captioned "Proposal I -
- Election of Directors" in the Company's definitive proxy statement for the Company's 1998 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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



                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
-------------------------------------------------------------------------

     (A)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
          ----------------------------------------------

     (1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

              Independent Auditors' Report
              Consolidated Balance Sheets - December 31, 1997 and 1996 Consolidated Statements of Income - Years ended December 31, 1997, 1996 and 1995
              Consolidated Statements of Stockholders' Equity - Years ended December 31, 1997, 1996 and 1995
              Consolidated Statements of Cash Flows - Years ended December 31, 1997, 1996 and 1995
              Notes to Consolidated Financial Statements

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

-------------------------
* Incorporated herein by reference from the Company's Registration Statement on Form S-1 filed December 30, 1994 (File No. 33-88102).
** Incorporated herein by reference from the Company's Registration Statement on Form 8-A (File No. 0-26292).


     (B)  REPORTS ON FORM 8-K.  During the quarter ended December 31, 1997, the
          -------------------
Registrant filed two Current Reports on Form 8-K: (i) The Company filed a Current Report on Form 8-K dated November 3, 1997 reporting under Item 5 the completion of its acquisition of Egyptian Bankshares, Inc., the holding company for The Egyptian State Bank and Saline County State Bank; and (ii) the Company filed a Current Report on Form 8-K dated December 2, 1997 reporting under Item 5 the completion of its acquisition of Mid America Bank of St. Clair County.

     (C)  EXHIBITS.  The exhibits required by Item 601 of Regulation S-K are
          --------
either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

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

                                     COMMUNITY FINANCIAL CORP.

March 27, 1998
                                     By: /s/ Shirley B. Kessler
                                         --------------------------------------
                                         Shirley B. Kessler
                                         President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Shirley B. Kessler                                      March 27, 1998
-------------------------------------------------
Shirley B. Kessler
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Douglas W. Tompson                                      March 27, 1998
-------------------------------------------------
Douglas W. Tompson
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Charles M. DiCiro                                       March 27, 1998
-------------------------------------------------
Charles M. DiCiro
Chairman of the Board

/s/ Michael F. Bauman                                       March 27, 1998
-------------------------------------------------
Michael F. Bauman
Director

/s/ William O. Cantwell                                     March 27, 1998
-------------------------------------------------
William O. Cantwell
Director

/s/ Roger A. Charleston                                     March 27, 1998
-------------------------------------------------
Roger A. Charleston
Director

/s/ Brad A. Jones                                           March 27, 1998
-------------------------------------------------
Brad A. Jones
Director

/s/ Clyde R. King                                           March 27, 1998
-------------------------------------------------
Clyde R. King
Director

/s/ Allen D. Welker                                         March 27, 1998
-------------------------------------------------
Allen D. Welker
Director