Form 10-Q
period 1998-03-31
COMMUNITY FINANCIAL CORP /IL/
filed 1998-05-15
CIK 934858

              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

              ----------------------------------

                         FORM 10-Q



(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1998

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

        As of May 2, 1998, the Registrant had 2,360,612 shares of Common Stock issued and outstanding.

                       CONTENTS                            PAGE
                                                           ----

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March
            31, 1998 and December 31, 1997                     3

          Consolidated Statements of Income
             for the Three-Month Period Ended
             March 31, 1998 and 1997                           4

          Consolidated Statements of Cash Flows
             for the Three-Month Period Ended
             March 31, 1998 and 1997                           5

          Consolidated Statements of Stockholders'
             Equity for the Three-Month Period Ended
             March 31, 1998                                    7

          Notes to Consolidated Financial Statements           8


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                  10


PART II.  OTHER INFORMATION
          -----------------

  Item 1.  Legal Proceedings                                  13

  Item 2.  Changes in Securities                              13

  Item 3.  Defaults Upon Senior Securities                    13

  Item 4.  Submission of Matters to a Vote
           of Security-Holders                                13

  Item 5.  Other Information                                  13

  Item 6.  Exhibits and Reports on Form 8-K                   13


SIGNATURES                                                    14

                     PART 1 - FINANCIAL INFORMATION
                COMMUNITY FINANCIAL CORP AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS
                         (DOLLARS IN THOUSANDS)
                               (UNAUDITED)

                                                       MARCH 31    DECEMBER 31
ASSETS                                                   1998         1997
------                                               ------------  -----------
CASH AND CASH EQUIVALENTS:
  CASH                                                 $   6,410    $   8,607
  INTEREST BEARING DEPOSITS                               20,154       18,117
                                                       ---------      -------
    TOTAL CASH AND CASH EQUIVALENTS                       26,564       26,724

SECURITIES AVAILABLE FOR SALE (amortized cost             68,020       57,283
  of $68,077 (1998) and $57,282 (1997))
SECURITIES HELD TO MATURITY (estimated market value       19,878       18,318
  of $20,003 (1998) and $18,403 (1997))
MORTGAGE-BACKED & RELATED SECURITIES AVAILABLE FOR
  SALE                                                    20,632       23,895
  (amortized cost of $20,508 (1998) and $23,878(1997))
MORTGAGE-BACKED & RELATED SECURITIES HELD TO MATURITY
  (amortized market value of $883 (1998) and $927
  (1997))                                                    850          891
LOANS RECEIVABLE, net                                    157,538      162,318
FORECLOSED REAL ESTATE, net                                  794          126
ACCRUED INTEREST RECEIVABLE                                2,464        2,675
PREMISES AND EQUIPMENT, net                                5,854        5,853
PREPAID INCOME TAXES                                           0            0
DEFERRED INCOME TAXES                                        285          289
GOODWILL                                                   5,034        5,109
CORE DEPOSIT INTANGIBLE                                      512          527
OTHER ASSETS                                                 193          257
                                                       ---------    ---------
      TOTAL ASSETS                                     $ 308,618    $ 304,265
                                                       =========    =========

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------

DEPOSITS                                               $ 217,389    $ 218,915
FEDERAL HOME LOAN BANK ADVANCES                           42,000       37,000
REPURCHASE AGREEMENTS                                      6,017        5,323
OTHER BORROWINGS                                           5,600        5,600
ADVANCES FROM BORROWERS FOR TAXES AND INSURANCE               68           41
ACCRUED INTEREST PAYABLE                                     635          457
ACCRUED INCOME TAXES                                         146           46
OTHER LIABILITIES                                            806        1,156
                                                       ---------    ---------
      TOTAL LIABILITIES                                $ 272,661    $ 268,538
                                                       ---------    ---------
STOCKHOLDER EQUITY:
  COMMON STOCK, $.01 PAR VALUE PER SHARE:
  7,000,000 SHARES AUTHORIZED; 2,360,612
  AND 2,360,612 SHARES ISSUED AT MARCH 31, 1998
  AND DECEMBER 31, 1997                                $      26    $      26
  ADDITIONAL PAID-IN CAPITAL                              25,693       25,754
  TREASURY STOCK                                          (3,803)      (3,803)
  UNALLOCATED ESOP SHARES                                 (1,376)      (1,428)
  SHARES HELD FOR MANAGEMENT RECOGNITION PLAN               (688)        (750)
  RETAINED EARNINGS                                       16,070       15,917
  UNREALIZED LOSS ON SECURITIES AVAILABLE FOR SALE,
    NET OF RELATED TAXES                                      35           11
                                                       ---------    ---------
      TOTAL STOCKHOLDER EQUITY                         $  35,957    $  35,727
                                                       ---------    ---------
      TOTAL LIABILITIES AND STOCKHOLDER EQUITY         $ 308,618    $ 304,265
                                                       =========    =========

See accompanying notes to consolidated financial statements.

                COMMUNITY FINANCIAL CORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF INCOME
                         (DOLLARS IN THOUSANDS)
                               (UNAUDITED)

                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                               1998        1997
                                              -------     -------
INTEREST INCOME:
   INTEREST ON LOANS                          $ 3,532     $ 2,672
   INTEREST ON MORTGAGE-BACKED
    AND RELATED SECURITIES                        377         451
   INTEREST ON INVESTMENTS
    AND INTEREST-BEARING DEPOSITS               1,587         379
                                              -------     -------
     TOTAL INTEREST INCOME                    $ 5,496     $ 3,502
                                              -------     -------
INTEREST EXPENSE:
   INTEREST ON DEPOSITS                       $ 2,383     $ 1,574
   INTEREST ON OTHER BORROWED FUNDS               749         116
                                              -------     -------
     TOTAL INTEREST EXPENSE                   $ 3,132     $ 1,690
                                              -------     -------
     NET INTEREST INCOME                      $ 2,364     $ 1,812

PROVISIONS FOR LOAN LOSSES                        135          33
                                              -------     -------
     NET INTEREST INCOME AFTER PROVISION
      FOR LOAN LOSSES                         $ 2,229     $ 1,779
                                              -------     -------
NON-INTEREST INCOME:
   SERVICE FEES                               $   323     $   169
   INSURANCE AND ANNUITY COMMISSIONS               42          43
   NET GAIN (LOSS) ON SALE OF SECURITIES            0           0
   OTHER                                           13          10
                                              -------     -------
     TOTAL NON-INTEREST INCOME                $   378     $   222
                                              -------     -------
NON-INTEREST EXPENSE:
   COMPENSATION AND BENEFITS                  $ 1,263     $ 1,364
   OCCUPANCY                                      120          53
   EQUIPMENT AND FURNISHING                       134          98
   DATA PROCESSING                                153         106
   FEDERAL DEPOSIT INSURANCE PREMIUMS              22          22
   OTHER                                          682         294
                                              -------     -------
     TOTAL NON-INTEREST EXPENSE               $ 2,374     $ 1,937
                                              -------     -------
     INCOME BEFORE INCOME TAXES               $   233     $    64

PROVISION FOR INCOME TAXES                         80          22
                                              -------     -------
     NET INCOME                               $   153     $    42
                                              =======     =======
BASIC EARNINGS PER SHARE                      $  0.07     $  0.02
                                              =======     =======
DILUTED EARNINGS PER SHARE                    $  0.07     $  0.02
                                              =======     =======

See accompanying notes to consolidated financial statements.

                COMMUNITY FINANCIAL CORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                         (DOLLARS IN THOUSANDS)
                               (UNAUDITED)

                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                               1998        1997
                                              -------     -------
OPERATING ACTIVITIES:
 NET INCOME                                   $   153     $    42
 ADJUSTMENTS TO RECONCILE NET INCOME TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES:
  PROVISION FOR DEPRECIATION                      124          87
  PROVISION FOR LOAN LOSSES                       135          33
  ACCRETION OF DISCOUNTS ON SECURITIES            (30)        (11)
  AMORTIZATION OF PREMIUMS ON SECURITIES           33           8
  AMORTIZATION OF MRP                              62         185
  AMORTIZATION OF GOODWILL & CORE DEPOSIT
    INTANGIBLES                                    90           0
  DECREASE IN ACCRUED INTEREST RECEIVABLE         211           2
  (INCREASE) DECREASE IN OTHER ASSETS             (64)        (37)
  (DECREASE) INCREASE IN ACCRUED INCOME TAXES     100          21
  (INCREASE) DECREASE IN DEFERRED INCOME TAXES      5        (106)
  INCREASE (DECREASE) IN ACCRUED INTEREST
   PAYABLE                                        178          74
  INCREASE (DECREASE) IN OTHER LIABILITIES       (351)       (714)
  LOSS (GAIN) ON SALE OF SECURITIES AND
    MORTGAGE-BACKED AND RELATED SECURITIES          0           0
  LOSS (GAIN) IN SALE OF PREMISES
    AND EQUIPMENT                                   0           0
                                              -------     -------
  NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                      $   646     $  (416)
                                              -------     -------
INVESTING ACTIVITIES:
  PROCEEDS FROM SALES OF SECURITIES
    AVAILABLE FOR SALE                              0           0
  PROCEEDS FROM SALES OF SECURITIES
    HELD TO MATURITY                                0           0
  PROCEEDS FROM MATURITIES OF SECURITIES
    HELD TO MATURITY                            6,802         212
  PROCEEDS FROM MATURITIES OF SECURITIES
    AVAILABLE FOR SALE                         13,094       1,803
  PROCEEDS FROM SALES OF MORTGAGE-BACKED
    AND RELATED SECURITIES                      2,003           0
  PURCHASE OF MORTGAGE-BACKED AND
    RELATED SECURITIES                              0           0
  PURCHASE OF SECURITIES AVAILABLE FOR SALE   (23,673)     (2,841)
  PURCHASE OF SECURITIES HELD TO MATURITY      (8,400)          0
  PROCEEDS FROM MATURING TIME DEPOSITS              0           0
  PURCHASE OF LOANS                                 0           0
  DECREASE (INCREASE) IN LOAN RECEIVABLE        4,915       1,485
  PRINCIPAL COLLECTED ON MORTGAGE-BACKED
    AND RELATED SECURITIES                      1,323       1,020
  DECREASE (INCREASE) IN FORECLOSED
    REAL ESTATE                                  (668)        (71)
  PURCHASE OF PREMISES AND EQUIPMENT             (125)       (163)
  PROCEEDS FROM SALE OF EQUIPMENT                   0           0
  PURCHASE OF FEDERAL HOME LOAN BANK STOCK       (211)          0
  PURCHASE OF FEDERAL RESERVE BANK STOCK            0           0
  PROCEEDS FROM SALE OF FEDERAL HOME LOAN
    BANK STOCK                                      0           0
                                              -------     -------
    NET CASH (USED IN) PROVIDED BY
      INVESTING ACTIVITIES                   $ (4,940)    $ 1,445
                                             --------     -------

                COMMUNITY FINANCIAL CORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                        (DOLLARS IN THOUSANDS)
                              (UNAUDITED)

                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                               1998        1997
                                              -------     -------
FINANCING ACTIVITIES:
  NET(DECREASE) IN DEPOSITS                   $ (1,526)   $  (671)
  INCREASE IN ADVANCES FROM BORROWERS
    FOR TAXES AND INSURANCE                         27         27
  INCREASE (DECREASE) IN BORROWINGS              5,694     (1,658)
  PROCEEDS FROM SALE OF STOCK                        0          0
  UNEARNED EMPLOYEE STOCK OWNERSHIP PLAN             0          5
  PURCHASE OF SHARES FOR MRP                         0          0
  PURCHASE OF TREASURY STOCK                         0       (244)
  STOCK OPTION PLAN                                (61)         0
  ESOP ADJUSTMENT                                    0         26
  MRP ADJUSTMENT                                     0         25
                                              --------   --------
   NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES                     $  4,134   $ (2,490)
                                              ---------  --------
   INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                         $   (160)  $ (1,461)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                   $ 26,724   $ 12,618
                                              --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD    $ 26,564   $ 11,157
                                              ========   ========

SUPPLEMENTAL DISCLOSURES:
 ADDITIONAL CASH FLOW INFORMATION:
  CASH PAID FOR:
   INTEREST ON DEPOSITS, ADVANCES AND
    OTHER BORROWINGS                          $  3,310   $  1,620

  INCOME TAXES:
    FEDERAL                                   $    170   $      0
    STATE                                     $      0   $      0

SCHEDULE OF NONCASH INVESTING ACTIVITIES:
  STOCK DIVIDENDS DISTRIBUTED BY THE
   FEDERAL HOME LOAN BANK OF CHICAGO          $      0   $      0

  SECURITIES, MORTGAGE-BACKED AND RELATED
   SECURITIES TRANSFERRED TO AVAILABLE
   FOR SALE                                   $      0   $      0

  CHANGE IN UNREALIZED GAIN (LOSS)
   ON SECURITIES AVAILABLE FOR SALE           $     60   $   (265)

  CHANGE IN DEFERRED INCOME TAXES
   ATTRIBUTED TO UNREALIZED GAIN (LOSS)
   ON SECURITIES AVAILABLE FOR SALE           $     36   $    106

                 COMMUNITY FINANCIAL CORP AND SUBSIDIARY
               CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                            (DOLLARS IN THOUSANDS)
                                (UNAUDITED)

                                              ADDITIONAL             UNALLOCATED
                                     COMMON    PAID-IN     TREASURY      ESOP
                                     STOCK     CAPITAL      STOCK       SHARES
                                     --------------------------------------------
BALANCE, DECEMBER 31, 1997            $26      $25,754     ($3,803)    $(1,428)

NET INCOME

SALE OF COMMON STOCK

UNALLOCATED ESOP SHARES                                                     52

SHARES HELD FOR MANAGEMENT
  RECOGNITION PLAN

TREASURY STOCK

ESOP SOP 93 - 6 ADJUSTMENT

STOCK OPTION PLANS                                 (61)

DIVIDENDS

CHANGE IN NET UNREALIZED
  LOSS ON SECURITIES
  AVAILABLE FOR SALE
                                      ----------------------------------------
BALANCE, MARCH 31, 1998               $26      $25,693     ($3,803)    ($1,376)
                                      ========================================
                                                               NET
                                                            UNREALIZED
                                                             LOSS ON
                                                            SECURITIES
                                        MRP       RETAINED   AVAILABLE
                                      STOCK       EARNINGS   FOR SALE     TOTAL
                                     --------------------------------------------
BALANCE, DECEMBER 31, 1997           ($750)     $15,917       $11        $35,727

NET INCOME                                      $   153                  $   153

SALE OF COMMON STOCK                                                     $     0

UNALLOCATED ESOP SHARES                                                  $    52

SHARES HELD FOR MANAGEMENT
  RECOGNITION PLAN                    $ 62                               $    62

TREASURY STOCK                                                           $     0

ESOP SOP 93 - 6 ADJUSTMENT                                               $     0

STOCK OPTION PLANS                                                       $   (61)

DIVIDENDS                                                                      0

CHANGE IN NET UNREALIZED
  LOSS ON SECURITIES
  AVAILABLE FOR SALE                                           $24       $    24
                                     -------------------------------------------
BALANCE, MARCH 31, 1998               ($688)    $16,070        $35       $35,957
                                     ===========================================

See accompanying notes to consolidated financial statements.

              COMMUNITY FINANCIAL CORP and SUBSIDIARY

            Notes to Consolidated Financial Statements

                        March 31, 1998
                          (Unaudited)

(1)  DESCRIPTION OF THE BUSINESS

    Community Financial Corp. (the Company), an Illinois Corporation, is a bank holding company for Community Bank & Trust, N.A., American Bancshares, Inc., Saline County State
Bank, Egyptian State Bank, and MidAmerica Bank of St. Clair County. Community Financial Corp. is primarily engaged in the business of directing, planning and coordinating the business activities of its subsidiaries, which primarily consist of accepting deposits from the general public through its subsidiaries and investing these funds in loans in their market areas and in investment securities and mortgage-backed securities.

(2) BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three months ended March 31, 1998 and 1997.

(3) PRINCIPLES OF CONSOLIDATION

    The accompanying unaudited consolidated financial statements include the accounts of Community Financial Corp., Community Bank & Trust, N.A., American Bancshares, Inc., and its wholly owned subsidiary, American Bank of Illinois, Saline County State Bank, Egyptian State Bank, and MidAmerica Bank of St. Clair County. All significant intercompany items have been eliminated.

(4)  EARNINGS PER SHARE

                                  For the three months ended March 31, 1998

                                     Income         Shares        Per Share
                                                                    Amount
Basic earnings per share
Income available to
  common shareholders         $  153,000      2,166,457       $    0.07


Effect of dilutive activities
Stock options                                    79,331
Management recognition plan                      19,445

Dilutive earnings per share
Income available to
  common shareholders         $  153,000      2,265,233       $    0.07

                          Restated for the three months ended March 31, 1997

                                 Income        Shares         Per Share
                                                                Amount
Basic earnings per share
Income available to
  common shareholders         $   42,000      2,240,405        $   0.02

Effect of dilutive activities
Stock options                                    26,140
Management recognition plan                       8,191

Dilutive earnings per share
Income available to
  common shareholders         $   42,000      2,274,736        $   0.02

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------------

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1998 AND DECEMBER
31, 1997.

Total assets increased by $4.3 million or 1.4% from $304.3 million at December 31, 1997 to $308.6 million at March 31, 1998. Total cash and cash equivalents (which includes federal funds sold) decreased $160,000 or .6% from $26.7 million at December 31, 1997 to $26.6 million at March 31, 1998. The Company's loan portfolio decreased by $4.8 million or 3.0% from $162.3 million at December 31, 1997 to $157.5 million at March 31, 1998. The decrease was primarily caused by a soft market in agriculture lending ($1.7 million decline) and automobile lending ($1.9 million decline). Securities available for sale increased by $10.7 million or 18.7% from $57.3 million at December 31, 1997 to $68.0 million at March 31, 1998 due partly to a $5.0 million arbitrage. The arbitrage was invested at 6.2% with funds borrowed from the Federal Home Loan Bank at a cost of 5.3%. Securities held to maturity increased by $1.6 million or 8.7%, from $18.3 million at December 31, 1997 to $19.9 million at March 31, 1998. Mortgage-backed and related securities available for sale declined by $3.3 million or 13.8% from $23.9 million at December 31, 1997 to $20.6 million at March 31, 1998 as a result of maturities and principle paybacks. During the three months ended March 31, 1998, the Company's portfolio of investment securities and mortgage-backed and related securities, classified as available for sale pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, increased capital by $35,000 (net of taxes) as a result of an increase in the market value. Total liabilities increased by $4.1 million or 1.5%, from $268.5 million at December 31, 1997 to $272.7 million at March 31, 1998. Deposits declined by $1.5 million or 0.6% from $218.9 million at December 31, 1997 to $217.4 million at March 31, 1998. Federal Home Loan Bank advances increased by $5.0 million or 13.5% from $37.0 million at December 31, 1997 to $42.0 million at March 31, 1998 with the funds being used in an arbitrage. Repurchase agreements increased by $694,000 or 13.0% from $5.3 million at December 31, 1997 to $6.0 million at March 31, 1998. Other borrowings of $5.6 million, which consist of a note to UMB Bank for acquisitions made in 1997, remained unchanged.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH
31, 1998 AND 1997.

NET INCOME.   Net income was $153,000 for the three months ended
March 31, 1998, as compared to $42,000 for the three months ended March 31, 1997. This represents an increase of $111,000, or 264.3%. The three month period ending March 31, 1998 included the operating results from the acquisitions made during 1997 which contributed $36,000 to the total. Included in the operating results for the quarter ended March 31, 1998, was the final non-recurring pre-tax charge of $147,000 to terminate the defined benefit plan.

NET INTEREST INCOME.   Net interest income increased $552,000 or
30.5%, from $1.8 million for the three months ended March 31, 1997 to $2.4 million for the three months ended March 31, 1998. The primary reason for the increase is due to the inclusion in the first quarter of 1998 the results of the acquisitions made during 1997 which amounted to $601,000. The net interest margin declined from 3.1% for the three months ended March 31, 1997 to 2.6% for the three months ended March 31, 1998.

INTEREST INCOME.   Interest income increased by $2.0 million or
56.9%, from $3.5 million for the three months ended March 31, 1997 to $5.5 million for the three months ended March 31, 1998. Of the increase $1.4 million was due to the acquisitions made in 1997. Interest income on loans increased by $860,000 or 32.2% from $2.7 million at March 31, 1997 to $3.5 million for March 31, 1998 which includes $912,000 coming from the acquisitions. The annualized yields based on the average loan balance increased 2 basis points from 8.58% for the three months ended March 31, 1997 to 8.78% for the three months ended March 31, 1998. After removing the effects of the acquisitions there was a volume decrease of $5.0 million in the average balance of loans from $124.5 million for the three months ended March 31, 1997 to $119.5 million for the three months ended March 31, 1998. The decrease in interest income on mortgage-backed and related securities of $74,000 or 16.4%, was due to the decrease in the average balance of $4.6 million or 16.6%. Interest income on investments and interest-bearing deposits increased $1.2 million or 318.7%, as the average balance increased from $28.5 million for the three months ended March 31, 1997 to $100.9 million for the three months ended March 31, 1998. The acquisitions made in 1997 contributed $514,000 to the increase in income and $35.1 million to the increase in the average balance of investments and interest-bearing deposits. The remaining increase in the average balance of investment and interest-bearing deposits of $37.3 million, is mainly attributable to investing $32.0 million (with an average yield of 6.88%) of the increase in Federal Home Loan Bank advances (with an average cost of 5.4%) in instruments with similar maturities.

INTEREST EXPENSE.   Interest expense increased $1.4 million or
82.4%, from $1.7 million for the three months ended March 31, 1997 to $3.1 million for the three months ended March 31, 1998. Interest on deposits increased by $809,000 or 51.4%, from $1.6 million for the three months ended March 31, 1997 to $2.4 million for the three months ended March 31, 1998 of which $703,000 was due to the acquisitions made in 1997. Average deposits increased $79.4 million or 57.2%, from $138.8 million for the three months ended March 31, 1997 to $218.2 million for the three months ended March 31, 1998 with $54.1 million of the increase due to acquisitions made in 1997. Average cost of deposits (on an annualized basis) increased from 4.5% for the three months ended March 31, 1997 to 4.8% for the three months ended March 31, 1998. Interest on other borrowed funds increased $633,000 or 545.7%, from $116,000 for the three months ended March 31, 1997 to $749,000 for the three months ended March 31, 1998 due to the average increase in other borrowed funds of $38.1 million or 388.8% from $9.8 million for the three months ended March 31, 1997 to $47.9 million for the three months ended March 31, 1998. Of the $47.9 million, $32.0 million are being used in arbitrages, and $5.6 million is borrowed from UMB Bank at prime which was used to fund the acquisitions made in 1997.

PROVISION FOR LOAN LOSSES. The Company established provisions for loan losses of $135,000 and $33,000 for the three months ended March 31, 1998 and 1997 respectively. The Company's provisions for loan losses for the three months ended March 31, 1998, were made to maintain the allowance for loan losses at an adequate level during that period.

NONINTEREST INCOME.   Noninterest income increased by $156,000,
or 70.3%, from $222,000 for the three months ended March 31, 1997 to $378,000 for the three months ended March 31, 1998. Of the increase, $94,000 was contributed by the acquisitions made in 1997.

NONINTEREST EXPENSE.   Noninterest expense increased by
$437,000, or 22.6%, from $1.9 million for the three months ended March 31, 1997 to $2.4 million for the three months ended March 31, 1998. Of the increase, $699,000 was contributed by the acquisitions made in 1997. Compensation and benefits decreased $100,000, from $1.4 million for the three months ended March 31, 1997 to $1.3 million for the three months ended March 31, 1998. Included in the March 31, 1998 figure is $290,000 of compensation and benefits from the acquisitions made in 1997 and a non-recurring expense of $147,000 (pre-tax) to close the defined benefit plan. Include in the March 31, 1997 compensation and benefits expense was a charge of $509,000 (pre-tax) for an early retirement program. Restated compensation and benefits for the three months ended March 31, 1997 would be $855,000 and for the three months ended March 31, 1998 would be $826,000. Other expenses increased $388,000 or 131.8%, from $294,000 for the three months ended March 31, 1997 to $682,000 for the three months ended March 31, 1998. Of this increase, $252,000 was contributed by the acquisitions made in 1997.

INCOME TAX EXPENSE.   The Company's income tax expense was
estimated at $80,000 and $22,000 for the three months ended
March 31, 1998 and 1997, respectively.

POSSIBLE YEAR 2000 COMPUTER PROGRAM PROBLEMS

A great deal of information has been disseminated about the global computer crash that may occur in the year 2000. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in earlier years) are expected to read entries for the year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date or are expected to be unable to compute payment, interest or delinquency. Rapid and accurate data processing is essential to the operations of the Company. Data processing is also essential to most other financial institutions and many other companies.

All of the material data processing of the Company that could be affected by this problem is provided by third party suppliers. Management closely monitors the progress of the suppliers in resolving this potential problem and reports the status of their progress to the Board of Directors on a quarterly basis. The suppliers have advised the Company that they expect to resolve this potential problem before the year 2000 by completing all implementation procedures by December 31, 1998 to allow for testing to occur in 1999. However, if any of the suppliers are unable to resolve this potential problem in time and the Company is unable to find an alternative supplier, the Company would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial condition and results of operations of the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are deposits and proceeds from maturing mortgage-backed and related securities, principal and interest payments on loans, and mortgage-backed and related securities. While maturities and scheduled amortization of mortgage-backed and related securities and loans are a predictable source of funds, deposit flows and mortgage payments are greatly influenced by general interest rates, economic conditions, competition and other factors.

The primary investing activity of the Company is the purchase of investment securities. Other investing activities include originations of loans and purchases of mortgage-backed and related securities. The primary financing activity of the Company is accepting savings deposits and obtaining short-term borrowings through FHLB advances.

The Company has other sources of liquidity if there is a need for funds. The Company has a portfolio of investment securities and mortgage-backed and related securities with an aggregate market value of $88.7 million at March 31, 1998 classified as available for sale. Another source of liquidity is the Bank's ability to obtain advances from the FHLB of Chicago. In addition, the Company maintains a significant portion of its investments in interest-bearing deposits at other financial institutions that will be available when needed.

The Company anticipates that it will have sufficient funds available to meet commitments outstanding and to meet loan demand. As of March 31, 1997, the Company's ratios of Tier I capital to adjusted total assets was 9.9%, as compared to the required level of 3.0%, respectively. The risk-based capital ratio at that date was 18.7%, as compared to the requirement of 8.0%.

RECENT DEVELOPMENTS

American Bancshares, Inc. has experienced a 20% growth rate since being acquired by the Company in May of 1997. With this growth rate and the expectation of further growth, it has become necessary to expand the size of the facility. The present building is owned by the Bank but the land is leased. The Bank has purchased the land for $350,000 and entered into a construction contract to renovate and add-on to the existing building at a cost not to exceed $837,000 which includes new bank equipment. The expected completion date for the project is late fourth quarter 1998. The amortization of the new facility will approximate the annual cost of the land lease. The Bank will remain open during the construction and renovation. American Bancshares, Inc. is the sole remaining Community Bank in Highland.

PART II. OTHER INFORMATION
         -----------------

     ITEM 1. LEGAL PROCEEDINGS

     None

     ITEM 2. CHANGES IN SECURITIES

     None

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None

     ITEM 5.  OTHER INFORMATION

     None

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit - Exhibit 27  Financial Data Schedule

     (b)  Reports on Form 8-K - None

                       SIGNATURES

     Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            COMMUNITY FINANCIAL CORP.



Date:  May 13, 1998         /s/ Shirley B. Kessler
                            ------------------------
                            Shirley B. Kessler
                             President and Chief Executive Officer
                            (Director and Principal Executive
                            Officer)



Date:  May 13, 1998        /s/ Douglas W. Tompson
                           ------------------------
                           Douglas W. Tompson
                           (Chief Financial Officer)