Form 10-Q
period 1998-06-30
COMMUNITY FINANCIAL CORP /IL/
filed 1998-08-13
CIK 934858

          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549

          ----------------------------------

                       FORM 10-Q


(Mark One)
 [ x ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998

                          OR

 [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number:  0-26292


                    COMMUNITY FINANCIAL CORP.
     -----------------------------------------------------
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


Registrant's telephone number, including area code:(618)395-8676

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past ninety days.   Yes  X     No
                                             ---       ---

     As of August 12, 1998, the Registrant had 2,360,612 shares of Common Stock issued and outstanding.

                       CONTENTS

                                                            PAGE
PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Consolidated Balance Sheets as of
                June 30, 1998 and December 31, 1997 . . . . . 3

                Consolidated Statements of Income for
                the Three-Month and Six-Month Periods
                Ended June 30, 1998 and 1997  . . . . . . . . 4

                Consolidated Statements of Cash Flows
                for the Three-Month and Six-Month
                Periods Ended June 30, 1998 and 1997  . . . . 5

                Consolidated Statements of Stockholders'
                Equity for the Six-Month Period
                Ended June 30, 1998 . . . . . . . . . . . . . 7

                Notes to Consolidated Financial Statements. . 8


        Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations. . . . 10


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings . . . . . . . . . . . . . 14

         Item 2. Changes in Securities . . . . . . . . . . . 14

         Item 3. Defaults Upon Senior Securities . . . . . . 14

         Item 4. Submission of Matters to a Vote of
                 Security-Holders. . . . . . . . . . . . . . 14

         Item 5. Other Information . . . . . . . . . . . . . 14

         Item 6. Exhibits and Reports on Form 8-K. . . . . . 14

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . 15

            PART 1 - FINANCIAL INFORMATION
      COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS)
                      (UNAUDITED)

                                                                   JUNE 30     DECEMBER 31
ASSETS                                                              1998          1997
------                                                           ---------     ---------
CASH AND CASH EQUIVALENTS:
  CASH                                                           $   5,541     $   8,607
  INTEREST BEARING DEPOSITS                                         22,955        18,117
                                                                 ---------     ---------
      TOTAL CASH AND CASH EQUIVALENTS                               28,496        26,724
TIME DEPOSITS                                                            0             0
SECURITIES AVAILABLE FOR SALE (amortized cost                       75,658        57,283
  of $75,787 (1998) and $57,282 (1997))
SECURITIES HELD TO MATURITY (estimated market value                 21,326        18,318
  of $21,430 (1998) and $18,403 (1997))
MORTGAGE-BACK & RELATED SECURITIES AVAILABLE FOR SALE               18,412        23,895
  (amortized cost of $18,358 (1998) and $23,878(1997))
MORTGAGE-BACK & RELATED SECURITIES HELD TO MATURITY                    681           891
  (estimated market value of $710 (1998) and $927 (1997))
LOANS RECEIVABLE, net                                              155,113       162,318
FORECLOSED REAL ESTATE, net                                            704           126
REAL ESTATE HELD FOR SALE                                                0             0
ACCRUED INTEREST RECEIVABLE                                          3,072         2,675
PREMISES AND EQUIPMENT, net                                          6,402         5,853
PREPAID INCOME TAXES                                                     0             0
DEFERRED INCOME TAXES                                                  293           289
GOODWILL                                                             4,979         5,109
CORE DEPOSIT INTANGIBLE                                                512           527
OTHER ASSETS                                                            95           257
                                                                 ---------     ---------
      TOTAL ASSETS                                               $ 315,743     $ 304,265
                                                                 =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
DEPOSITS                                                         $ 223,990     $ 218,915
FEDERAL HOME LOAN BANK ADVANCES                                     44,100        37,000
REPURCHASE AGREEMENTS                                                5,077         5,323
OTHER BORROWINGS                                                     4,600         5,600
ADVANCES FROM BORROWERS FOR TAXES AND INSURANCE                         73            41
ACCRUED INTEREST PAYABLE                                               682           457
ACCRUED INCOME TAXES                                                    98            46
OTHER LIABILITIES                                                      832         1,156
                                                                 ---------     ---------
      TOTAL LIABILITIES                                          $ 279,452     $ 268,538
                                                                 ---------     ---------
STOCKHOLDERS' EQUITY:
  COMMON STOCK, $.01 PAR VALUE PER SHARE:
  7,000,000 SHARES AUTHORIZED; 2,360,612
  AND 2,360,612 SHARES ISSUED AT JUNE 30, 1998
  AND DECEMBER 31, 1997                                          $      26     $      26
  ADDITIONAL PAID-IN CAPITAL                                        25,694        25,754
  TREASURY STOCK                                                    (3,803)       (3,803)
  UNALLOCATED ESOP SHARES                                           (1,376)       (1,428)
  SHARES HELD FOR MANAGEMENT RECOGNITION PLAN                         (625)         (750)
  RETAINED EARNINGS                                                 16,418        15,917
  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) NET OF RELATED
    TAXES OF $32 AND ($7) AT JUNE 30, 1998 AND DECEMBER 31, 1997       (43)           11
                                                                 ---------     ---------
      TOTAL STOCKHOLDERS' EQUITY                                 $  36,291     $  35,727
                                                                 ---------     ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 315,743     $ 304,265
                                                                 =========     =========

See accompanying notes to consolidated financial statements.

           COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF INCOME
                     (DOLLARS IN THOUSANDS)
                           (UNAUDITED)

                                                         THREE MONTHS ENDED   SIX MONTHS ENDED
                                                               JUNE 30            JUNE 30
                                                           1998      1997      1998      1997
                                                         ------------------  ------------------
INTEREST INCOME:
   INTEREST ON LOANS                                     $  3,467  $  2,966  $  7,000  $  5,866
   INTEREST ON MORTGAGE-BACKED AND RELATED SECURITIES         272       430       649       881
   INTEREST ON INVESTMENTS AND INTEREST-BEARING DEPOSITS    1,807       735     3,395     1,209
                                                         --------  --------  --------  --------
     TOTAL INTEREST INCOME                               $  5,546  $  4,131  $ 11,044  $  7,956
                                                         --------  --------  --------  --------
INTEREST EXPENSE:
   INTEREST ON DEPOSITS                                  $  2,445  $  1,720  $  4,828  $  3,376
   INTEREST ON OTHER BORROWED FUNDS                           738       282     1,487       453
                                                         --------  --------  --------  --------
     TOTAL INTEREST EXPENSE                              $  3,183  $  2,002  $  6,315  $  3,829
                                                         --------  --------  --------  --------
     NET INTEREST INCOME                                 $  2,363  $  2,129  $  4,729  $  4,127

PROVISIONS FOR LOAN LOSSES                                    132        22  $    268  $     56
                                                         --------  --------  --------  --------
     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES $  2,231  $  2,107  $  4,461  $  4,071
                                                         --------  --------  --------  --------
NON-INTEREST INCOME:
   SERVICE FEES                                          $    332  $    204  $    654  $    400
   INSURANCE AND ANNUITY COMMISSIONS                           71        72       113       115
   NET GAIN (LOSS) ON SALE OF SECURITIES                        0        (1)        0        (1)
   NET GAIN (LOSS) ON SALE OF FIXED ASSETS                      0         0         0         0
   OTHER                                                       23         7        37        27
                                                         --------  --------  --------  --------
     TOTAL NON-INTEREST INCOME                           $    426  $    282  $    804  $    541
                                                         --------  --------  --------  --------
NON-INTEREST EXPENSE:
   COMPENSATION AND BENEFITS                             $  1,029  $    815  $  2,292  $  2,262
   OCCUPANCY                                                  117        72       237       144
   EQUIPMENT AND FURNISHING                                   123       115       257       219
   DATA PROCESSING                                            153       119       306       243
   FEDERAL DEPOSIT INSURANCE PREMIUMS                          23        23        45        45
   GOODWILL & CORE DEPOSIT INTANGIBLE                         105         5       195         5
   OTHER                                                      569       260     1,161       608
                                                         --------  --------  --------  --------
     TOTAL NON-INTEREST EXPENSE                          $  2,119  $  1,409  $  4,493  $  3,526
                                                         --------  --------  --------  --------
     INCOME BEFORE INCOME TAXES, EXTRAORDINARY
       ITEM, AND CUMULATIVE EFFECT OF CHANGES
       IN ACCOUNTING PRINCIPLE                           $    538  $    980  $    772  $  1,086

PROVISION FOR INCOME TAXES                                    191       397       271       426
                                                         --------  --------  --------  --------

     NET INCOME                                          $    347  $    583  $    501  $    660
                                                         ========  ========  ========  ========
BASIC EARNINGS PER SHARE                                 $   0.16  $   0.27  $   0.23  $   0.30
                                                         ========  ========  ========  ========
DILUTED EARNINGS PER SHARE                               $   0.15  $   0.27  $   0.22  $   0.29
                                                         ========  ========  ========  ========

See accompanying notes to consolidated financial statements.

            COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
                      (DOLLARS IN THOUSANDS)
                           (UNAUDITED)


                                                         THREE MONTHS ENDED   SIX MONTHS ENDED
                                                               JUNE 30            JUNE 30
                                                           1998      1997      1998      1997
                                                         ------------------  ------------------
OPERATING ACTIVITIES:
   NET INCOME                                             $    348  $    583  $    501  $    660
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET
    CASH PROVIDED BY OPERATING ACTIVITIES:
    INCOME AT ACQUISITION OF ABI                                 0       (19)        0       (54)
    PROVISION FOR DEPRECIATION                                 124        62       248       149
    PROVISION FOR LOAN LOSSES                                  133        23       268        56
    ACCRETION OF DISCOUNTS ON SECURITIES                       (23)       (8)      (53)      (19)
    AMORTIZATION OF PREMIUMS ON SECURITIES                     (10)        9        23        17
    AMORTIZATION OF MRP                                         63        63       125       248
    AMORTIZATION OF GOODWILL & CORE DEPOSIT INTANGIBLES        105         5       195         5
    (INCREASE) DECREASE IN ACCRUED INTEREST RECEIVABLE        (608)     (534)     (397)     (532)
    (INCREASE) DECREASE IN OTHER ASSETS                        371      (796)      307      (833)
    (DECREASE) INCREASE IN ACCRUED INCOME TAXES                (48)      469        52       490
    (INCREASE) DECREASE IN DEFERRED INCOME TAXES                (9)      134        (4)       28
    INCREASE (DECREASE) IN ACCRUED INTEREST PAYABLE             47        16       225        90
    INCREASE (DECREASE) IN OTHER LIABILITIES                    27      (662)     (324)   (1,376)
    LOSS (GAIN) ON SALE OF SECURITIES AND MORTGAGE-BACKED
     AND RELATED SECURITIES                                      0         1         0         1
    LOSS (GAIN) IN SALE OF PREMISES AND EQUIPMENT                0         0         0         0
                                                           -------  --------   -------  --------
     NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES   $   520  $   (654)  $ 1,166  $ (1,070)
                                                           -------  --------   -------  --------
INVESTING ACTIVITIES:
    PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE         0         0         0         0
    PROCEEDS FROM SALES OF SECURITIES HELD TO MATURITY           0         0         0         0
    PROCEEDS FROM MATURITIES OF SECURITIES
      HELD TO MATURITY                                       2,141         0     8,943       212
    PROCEEDS FROM MATURITIES OF SECURITIES
      AVAILABLE FOR SALE                                     8,385         0    21,479     1,803
    PROCEEDS FROM SALES OF MORTGAGE-BACKED AND RELATED
     SECURITIES                                                142         0     2,145         0
    PURCHASE OF MORTGAGE-BACKED AND RELATED SECURITIES           0         0         0         0
    PURCHASE OF SECURITIES AVAILABLE FOR SALE              (16,291)  (16,420)  (39,965)  (19,459)
    PURCHASE OF SECURITIES HELD TO MATURITY                 (3,575)        0   (11,975)        0
    PROCEEDS FROM MATURING TIME DEPOSITS                         0         0         0         0
    PURCHASE OF LOANS                                            0         0         0         0
    DECREASE (INCREASE) IN LOAN RECEIVABLE                   2,290   (11,628)    7,205    (9,945)
    PRINCIPAL COLLECTED ON MORTGAGE-BACKED AND RELATED
     SECURITIES                                              2,178     1,342     3,501     2,362
    DECREASE (INCREASE) IN FORECLOSED REAL ESTATE               90        (2)     (578)      (73)
    PURCHASE OF PREMISES AND EQUIPMENT                        (672)     (802)     (797)     (965)
    PROCEEDS FROM SALE OF EQUIPMENT                              0         5         0         5
    PURCHASE OF FEDERAL HOME LOAN BANK STOCK                   (94)     (205)     (305)     (205)
    PURCHASE OF FEDERAL RESERVE BANK STOCK                       0         0         0         0
    PROCEEDS FROM SALE OF FEDERAL HOME LOAN BANK STOCK           0         0         0         0
                                                           -------  --------   -------  --------
     NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES   $(5,406) $(27,710) $(10,347) $(26,265)
                                                           -------  --------   -------  --------

            COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
                      (DOLLARS IN THOUSANDS)
                           (UNAUDITED)

                                                         THREE MONTHS ENDED  SIX MONTHS ENDED
                                                               JUNE 30           JUNE 30
                                                           1998      1997     1998      1997
                                                         ------------------ ------------------

FINANCING ACTIVITIES:
    NET INCREASE (DECREASE) IN DEPOSITS                   $  6,601 $ 17,564  $  5,075 $ 16,893
    (DECREASE) INCREASE IN ADVANCES FROM BORROWERS
     FOR TAXES AND INSURANCE                                     5        9        32       36
    INCREASE (DECREASE) IN BORROWINGS                          160   17,141     5,854   15,483
    PROCEEDS FROM SALE OF STOCK                                  0        0         0        0
    UNEARNED EMPLOYEE STOCK OWNERSHIP PLAN                      52        0        52        5
    MARKET ADJUSTMENT OF EMPLOYEE STOCK OWNERSHIP PLAN           0        0         0       26
    PURCHASE OF SHARES FOR MRP                                   0        0         0        0
    MARKET ADJUSTMENT OF MRP                                     0        0         0       25
    STOCK OPTION PLAN                                            0        0       (60)       0
    PURCHASE OF TREASURY STOCK                                   0      (73)        0     (317)
                                                          -------- --------  -------- --------
     NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES  $  6,818 $ 34,641  $ 10,953 $ 32,151
                                                          -------- --------  -------- --------
     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        1,932    6,277     1,772    4,816

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            26,564   11,157    26,724   12,618
                                                          -------- --------  -------- --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 28,496 $ 17,434  $ 28,496 $ 17,434
                                                          ======== ========  ======== ========

SUPPLEMENTAL DISCLOSURES:
  ADDITIONAL CASH FLOWS INFORMATION:
   CASH PAID FOR:
    INTEREST ON DEPOSITS, ADVANCES AND
     OTHER BORROWINGS                                     $  3,230 $  2,119  $  6,540 $  3,739

   INCOME TAXES:
    FEDERAL                                               $     50 $      0  $    220 $      0
    STATE                                                 $     20 $      0  $     20 $      0

SCHEDULE OF NONCASH INVESTING ACTIVITIES:
  STOCK DIVIDENDS DISTRIBUTED BY THE
   FEDERAL HOME LOAN BANK OF CHICAGO                      $      0 $      0  $      0 $      0

  SECURITIES, MORTGAGE-BACKED AND RELATED SECURITIES
   TRANSFERRED TO AVAILABLE FOR SALE                      $      0 $      0  $      0 $      0

  CHANGE IN UNREALIZED GAIN (LOSS)
   ON SECURITIES AVAILABLE FOR SALE                       $   (135)$    198  $    (75)$     39

  CHANGE IN DEFERRED INCOME TAXES
   ATTRIBUTED TO UNREALIZED GAIN (LOSS)
   ON SECURITIES AVAILABLE FOR SALE                       $     57 $   (132) $     21 $    (26)


            COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (DOLLARS IN THOUSANDS)
                           (UNAUDITED)

                                                                                    ACCUMULATED
                              ADDITIONAL          UNALLOCATED  UNALLOCATED             OTHER             COMPRE-
                       COMMON  PAID-IN   TREASURY    ESOP          MRP     RETAINED COMPREHENSIVE        HENSIVE
                        STOCK  CAPITAL    STOCK     SHARES        SHARES   EARNINGS    INCOME    TOTAL   INCOME
                       -----------------------------------------------------------------------------------------
BALANCE
DECEMBER 31, 1997        $26  $25,754   ($3,803)   ($1,428)     ($  750)   $15,917      $11    $35,727
COMPREHENSIVE INCOME
 NET INCOME                                                                   $501                $501     $501
                                                                                                           ----
 OTHER COMPREHENSIVE INCOME
  UNREALIZED GAINS (LOSS)
   ON SECURITIES                                                                                           ($75)
  RELATED TAX EFFECTS                                                                                       $21
                                                                                                           ----
 OTHER COMPREHENSIVE INCOME                                                            ($54)      ($54)    ($54)
                                                                                                           ----
COMPREHENSIVE INCOME                                                                                       $447
                                                                                                           ====
SALE OF COMMON STOCK                                                                                $0
UNALLOCATED ESOP SHARES                                $52                                         $52

SHARES HELD FOR
FOR MANAGEMENT
RECOGNITION PLAN                                                   $125                           $125

TREASURY STOCK                                                                                      $0

ESOP SOP 93-6
ADJUSTMENT                                                                                          $0

STOCK OPTION PLAN                ($60)                                                            ($60)

DIVIDENDS                                                                                           $0
                         -----------------------------------------------------------------------------

BALANCE
JUNE 30, 1998            $26  $25,694   ($3,803)   ($1,376)       ($625)   $16,418     ($43)   $36,291
                         =============================================================================


See accompanying notes to consolidated financial statements.

            COMMUNITY FINANCIAL CORP. and SUBSIDIARIES
            Notes to Consolidated Financial Statements

                           June 30, 1998

                             (Unaudited)

(1) DESCRIPTION OF THE BUSINESS
    Community Financial Corp. (the Company), an Illinois corporation, is a bank holding company for Community Bank & Trust, N.A., American Bancshares, Inc., Saline County State Bank, Egyptian State Bank, and MidAmerica Bank of St. Clair County. Community Financial Corp. is primarily engaged in the business of directing, planning and coordinating the business activities of its subsidiaries, which primarily consist of accepting deposits from the general public through its subsidiaries and investing these funds in loans in their market areas and investment securities and mortgage-backed securities.

(2) BASIS OF PRESENTATION
    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements, have been included in the results of operations for the three months ended and six months ended June 30, 1998 and 1997.

(3) PRINCIPLES OF CONSOLIDATION
    The accompanying unaudited consolidated financial statements include the accounts of Community Financial Corp, Community Bank & Trust, N.A., American Bancshares, Inc. and its wholly owned subsidiary, American Bank of Illinois, Saline County State Bank, Egyptian State Bank, and MidAmerica Bank of St. Clair County. All significant intercompany items have been eliminated.

(4) NEW ACCOUNTING STANDARDS
    The Company adopted FASB Statement No. 130, Reporting Comprehensive Income, during the first quarter of 1998. The statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes net income and other comprehensive income, which for the Company includes unrealized gains and losses on securities available for sale.

    The following table presents comprehensive income for the three months and six months periods ending June 30, 1998 and 1997.

                                      Three Months Ended    Six Months Ended
                                            June 30              June 30
                                      1998          1997    1998         1997
                                      ------------------    -----------------
Other Comprehensive Income
Unrealized gains (loss)
 on securities                        ($ 142)     ($ 330)   ($   75)  $    65
Related tax effect                        64         132         21      ( 26)
                                      ------------------    -----------------
Other Comprehensive Income            ($  78)     ($ 198)   ($   54)  $    39
Net Income                               347         583        501       660
                                      ------------------    -----------------
Comprehensive Income                  $  269       $ 385     $  447   $   699
                                      ==================    =================

(5) EARNINGS PER SHARE

                                 Income            Shares           Per Share
                                                                      Amount
                                 --------------------------------------------

            For the three months ended June 30, 1998
            ----------------------------------------
Basic earnings per share:
Income available to Common
  Shareholders                   $  347,000        2,166,457       $  0.16

Effect of dilutive activities:
Stock options                                         85,170
Management recognition plan                           20,876

Dilutive earnings per share:
Income available to Common
  Shareholders                   $  347,000        2,272,503       $  0.15

            Restated for the three months ended June 30, 1997
            -------------------------------------------------

Basic earnings per share:
Income available to Common
  Shareholders                   $  583,000        2,132,925       $  0.27

Effect of dilutive activities:
Stock options                                         25,026
Management recognition plan                            7,842

Dilutive earnings per share:
Income available to Common
  Shareholders                   $  583,000        2,165,793       $  0.27

            For the six months ended June 30, 1998
            --------------------------------------

Basic earnings per share:
Income available to Common
  Shareholder                    $  501,000        2,166,457       $  0.23

Effect of dilutive activities:
Stock options                                         82,323
Management recognition plan                           20,178

Dilutive earnings per share:
Income available to Common
  Shareholders                   $  501,000        2,268,958       $  0.22

            Restated for the six months ended June 30, 1997
            -----------------------------------------------

Basic earnings per share:
Income available to Common
  Shareholders                   $  660,000        2,230,420       $  0.30

Effect of dilutive activities:
Stock options                                         25,585
Management recognition plan                            8,017

Dilutive earnings per share:
Income available to Common
  Shareholders                   $  660,000        2,264,022       $  0.29

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         -------------------------------------------------
COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1998 AND DECEMBER
31, 1997.

Total assets increased by $11.4 million, or 3.7%, from $304.3 million at December 31, 1997 to $315.7 million at June 30, 1998. Total cash and cash equivalents (which includes federal funds sold) increased by $1.8 million or 6.7% from $26.7 million at December 31, 1997 to $28.5 million at June 30, 1998. The Company's loan portfolio decreased by $7.2 million, or 4.4% from $162.3 million at December 31, 1997 to $155.1 million at June 30, 1998. The decrease was primarily caused by a soft market in real estate lending ($3.5 million decline) and installment lending ($2.6 million decline). Securities available for sale increased by $18.4 million or 321.1% from $57.3 million at December 31, 1997 to $75.7 million at June 30, 1998 due primarily to a decrease of $5.5 million in mortgage-backed and related securities, an increase of $5.1 million in deposits and an increase in Federal Home Loan Bank advances of $7.0 million. The $7.0 million advance from the Federal Home Loan Bank with a cost of 5.3% was used as leverage to purchase investments with similar call options and maturities with a yield of 6.2%. Mortgage-backed and related securities available for sale declined by $5.5 million or 22.9% from $23.9 million at December 31, 1997 to $18.4 million at June 30, 1998 as a result of maturities and principal paybacks. During the six months ended June 30, 1998, the Company's portfolio of investment securities and mortgage-backed and related securities, classified as available for sale pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, decreased capital by $43,000 (net of taxes) as a result of a decrease in the market value. Total liabilities increased by $11.0 million or 4.1% from $268.5 million at December 31, 1997 to $279.5 million at June 30, 1998. The increase was primarily due to an increase of $5.1 million or 2.3% in deposits from $218.9 million at December 31, 1997 to $224.0 million at June 30, 1998, and an increase in Federal Home Loan Bank advances of $7.1 million or 19.2% from $37.0 million at December 31, 1997 to $44.1 million at June 30, 1998.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS AND SIX
MONTHS ENDED JUNE 30, 1998 AND 1997.

NET INCOME.   Net income decreased by $236,000 or 40.5%, from
$583,000 for the three months ended June 30, 1997, to $347,000 for the three months ended June 30, 1998. The results of operations for the three months ended June 30, 1997 does not reflect all the acquisitions made in 1997 while the results for the three months ended June 30, 1998 includes all acquisitions. The decrease is partly due to an increase in provisions for loan losses of $110,000 or 500.0%, from $22,000 for the three months ended June 30, 1997 to $132,000 for the three months ended June 30, 1998. The increase in the provision for loan losses is the result of the acquisitions made in 1997 as the loan review process determined that the reserves were inadequate. The following represents acquisition costs that are reported for the three months ended June 30, 1998: interest cost of $119,000 on funds borrowed to make acquisitions in 1997 and $105,000 on goodwill and core deposit intangibles.

Net income was $501,000 for the six months ended June 30, 1998, as compared to $660,000 for the six months ended June 30, 1997. This represents a decrease of $159,000, or 24.1%. The results of operations for the six months ended June 30, 1997 does not reflect all the acquisitions made in 1997 while the results for the six months ended June 30, 1998 includes all acquisitions. The decrease is partly due to an increase in provisions for loan losses of $212,000 or 378.6%, from $56,000 for the six months ended June 30, 1997 to $268,000 for the six months ended June 30, 1998. The increase in the provision for loan losses is the result of the acquisitions made in 1997 as the loan review process determined that the reserves were inadequate. In the first quarter of 1998 was the final non-recurring pre-tax charge of $147,000 to terminate the defined benefit plan. The following represents acquisition costs that are reported for the six months ended June 30, 1998: interest cost of $238,000 on funds borrowed to make acquisitions in 1997 and $195,000 on goodwill and core deposit intangibles.

NET INTEREST INCOME.   Net interest income was $2.4 million for
the three months ended June 30, 1998 as compared to $2.1 million for the three months ended June 30, 1997. This represents an increase of $234,000, or 11.0%. The increase was due to an increase in volume as the average interest earning assets increased by $88.1 million or 43.7%, from $201.5 million for the three months ended June 30, 1997 to $289.6 million for the three months ended June 30, 1998 while the average yield declined from 8.2% to 7.7% for the three months ended June 30, 1997 and 1998 respectively. The average balance of interest bearing liabilities increased $80.5 million or 46.3%, from $174.1 million for the three months ended June 30, 1997 to $254.6 million for the three months ended June 30, 1998 while the average cost of funds increased from 4.6% to 5.0% for the three months ended June 30, 1997 and 1998 respectively.

Net interest income was $4.7 million for the six months ended June 30, 1998, as compared to $4.1 million for the six months ended June 30, 1997. This represents an increase of $602,000, or 14.6%. The increase was due to an increase in volume as the average interest earning assets increased $86.8 million or 43.6%, from $198.9 million for the six months ended June 30, 1997 to $285.7 million for the six months ended June 30, 1998 while the average yield declined from 8.0% to 7.7% for the six months ended June 30, 1997 and 1998, respectively. The average balance of interest bearing liabilities increased $94.5 million or 59.4%, from $159.2 million for the six months ended June 30, 1997 to $253.7 million for the six months ended June 30, 1998 while the average cost of funds increased from 4.8% to 5.0% for the six months ended June 30, 1997 and 1998, respectively.

INTEREST INCOME.   Interest income was $5.5 million for the
three months ended June 30, 1998, as compared to $4.1 million for the three months ended June 30, 1997, representing an increase of $1.4 million, or 34.1%. The increase is primarily the result of an increase in interest on investments and interest-bearing deposits of $1.1 million or 145.9%, from $735,000 for the three months ended June 30, 1997 to $1.8 million for the six months ended June 30, 1998. The increase is primarily due to a volume increase in the average balance of investment and interest-bearing deposits of $74.3 million or 187.2%, from $39.7 million for the three months ended June 30, 1997 to $114.0 million for the three months ended June 30, 1998 while the average yield declined from 7.4% to 6.3% for the three months ended June 30, 1997 and 1998, respectively. Interest income on loans increased $501,000 or 16.9%, from $3.0 million for the three months ended June 30, 1997 to $3.5 million for the three months ended June 30, 1998. The increase in loan interest is due to an increase in yield from 8.8% to 9.0% for the three months ended June 30, 1997 and 1998, respectively.

Interest income was $11.0 million for the six months ended June 30, 1998, as compared to $8.0 million for the six months ended June 30, 1997, representing an increase of $3.0 million, or 37.5%. The increase was primarily due to a volume increase in the average earning assets of $86.8 million, or 43.6% from $198.9 million for the six months ended June 30, 1997 to $285.7 million for the six months ended June 30, 1998, as the yield decreased from 8.0% to 7.7% for the six months ended June 30, 1997 and 1998, respectively. Interest on investments and interest-bearing deposits increased $2.2 million or 183.3%, from $1.2 million for the six months ended June 30, 1997 to $3.4 million for the six months ended June 30, 1998. The increase was primarily the result of a volume increase in the average balance of investments and interest-bearing deposits of $73.3 million or 215.0%, from $34.1 million for the six months ended June 30, 1997 to $107.4 million for the six months ended June 30, 1998 while the yield decreased from 7.1% to 6.3% for the six months ended June 30, 1997 and 1998, respectively. Interest on loans increased $1.1 million or 18.6% from $5.9 million for the six months ended June 30, 1997 to $7.0 million for the six months ended June 30, 1998. The increase was due to a volume increase in loans of $28.4 million or 21.9%, from $129.5 million for the six months ended June 30, 1997 to $157.9 million for the six months ended June 30, 1998.

INTEREST EXPENSE.   Interest expense increased by $1.2 million
or 59.0%, from $2.0 million for the three months ended June 30, 1997 to $3.2 million for the three months ended June 30, 1998. The increase is primarily due to the increase of interest on deposits in the amount of $725,000 or 42.2%, from $1.7 million for the three months ended June 30, 1997 to $2.4 million for the three months ended June 30, 1998. The increase is due to a volume increase in the average balance of deposits of $54.8 million or 36.4%, from $150.6 million for the three months ended June 30, 1997 to $205.4 million for the three months ended June 30, 1998. Interest on other borrowed funds increased $456,000, or 161.7%, from $282,000 for the three months ended June 30, 1997 to $738,000 for the three months ended June 30, 1998. This increase reflects the increased average balance in Federal Home Loan Bank Advances as the Company leveraged these funds with higher yielding assets with corresponding call options and maturities. Interest expense increased by $2.5 million or 65.8%, from $3.8 million for the six months ended June 30, 1997 to $6.3 million for the six months ended June 30, 1998. The increase was partly due to the increase of $1.4 million or 41.2% in interest on deposits from $3.4 million for the six months ended June 30, 1997 to $4.8 million for the six months ended June 30, 1998. The increase is due to a volume increase on average deposits of $60.6 million or 418.2%, from $144.9 million for the six months ended June 30, 1997 to $205.5 million for the six months ended June 30, 1998. Interest expense on other borrowed funds increased $1.0 million or 220.8%, from $453,000 for the six months ended June 30, 1997 to $1.5 million for the six months ended June 30, 1998. This increase reflects the increased average balance in Federal Home Loan Bank Advances as the Company leveraged these funds with higher yielding assets with corresponding call options and maturities.

PROVISION FOR LOAN LOSSES.   The Company established provisions
for loan losses of $132,000 and $22,000 for the three months ended June 30, 1998 and 1997, respectively. For the first six months ended June 30, 1998 and 1997, respectively, the provision account has been charged $268,000 and $56,000. The Company's provisions for loan losses has increased due to the loan review process indicating that the reserve balance was inadequate. To bring the reserve account into an adequate position, another estimated charge of $50,000 will be required.

NONINTEREST INCOME.   Noninterest income increased by $144,000,
from $282,000 for the three months ended June 30, 1997 to $426,000 for the three months ended June 30, 1998. Of the increase, $111,000 was due to the acquisitions made in 1997 reflecting on the 1998 balances.

Noninterest income increased by $263,000, from $541,000 for the six months ended June 30, 1997 to $804,000 for the six months ended June 30, 1998. Of the increase, $205,000 was due to the acquisitions made in 1997 reflecting on the 1998 balances.

Noninterest Expense.   Noninterest expense increased by
$710,000, or 50.4%, from $1.4 million for the three months ended June 30, 1997 to $2.1 million for the three months ended June 30, 1998. Of the increase, $683,000 was contributed by the acquisitions made in 1997 reflecting on the 1998 balances.

Noninterest expense increased by $1.0 million, or 27.4%, from $3.5 million for the six months ended June 30, 1997 to $4.5 million for the six months ended June 30, 1998. Of the increase, $1.4 million was contributed by the acquisitions made in 1997 reflecting on the 1998 balances. In addition, during the first quarter a non-recurring pre-tax expense of $147,000 to close the defined benefit plan was recorded.

INCOME TAX EXPENSE.   The Company's income tax expense was
estimated at $191,000 and $397,000 for the three months ended June 30, 1998 and 1997, respectively. For the six months ended June 30, 1998 and 1997, income taxes were estimated to be $271,000 and $426,000, respectively.

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

All of the material data processing of the Company that could be affected by this problem is provided by third party suppliers. Management closely monitors the progress of the suppliers in resolving this potential problem and reports the status of their progress to the Board of Directors on a monthly basis. The suppliers have advised the Company that they expect to resolve this potential problem before the year 2000 by completing all implementation procedures by December 31, 1998 to allow for testing to occur in 1999. However, if any of the suppliers are unable to resolve this potential problem in time and the Company is unable to find an alternative supplier, the Company would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial condition and results of operations of the Company.

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

The Company has other sources of liquidity if there is a need for funds. The Company has a portfolio of investment securities and mortgage-backed and related securities with an aggregate market value of $116.2 million at June 30, 1998 classified as available for sale. Another source of liquidity is the Bank's ability to obtain advances from the FHLB of Chicago. In addition, the Company maintains a significant portion of its investments in interest-bearing deposits at other financial institutions that will be available when needed.

The Company anticipates that it will have sufficient funds available to meet commitments outstanding and to meet loan demands. As of June 30, 1998, the Company's ratios of Tier 1 capital to average total assets was 10.0%, as compared to the required level of 4.0%, respectively. The risk-based capital ratio at that date was 20.9%, as compared to the requirement of 8.0%.

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

    None

    ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

    The Company's Annual Meeting of Stockholders was held on May
4, 1998. 1,786,465 shares of the Company's common stock were represented at the Annual Meeting in person or by proxy.

    Stockholders voted in favor of the election of three nominees for directors. The voting results for each nominee were as follows:

                                  Votes in Favor     Votes
     Nominee                       of Election     Withheld
     -------                      --------------   --------
     Michael F. Bauman               1,768,109      18,356

     Roger A. Charleston             1,775,409      11,056

     Brad A. Jones                   1,774,009     12,456


    ITEM 5.  OTHER INFORMATION

    None

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    The following exhibit is filed herewith:

    (a)  Exhibit 27.  Financial Data Schedule

    (b)  Reports on Form 8-K.

    The Company filed a Report on Form 8-K dated June 8, 1998, reporting under Item 5 the addition of three new directors, the promotion of Wayne H. Benson to the position of Chief Executive Officer of the Company and the resignation of Charles M. DiCiro and the appointment of Roger A. Charleston as Chairman of the Board of the Company.

                            SIGNATURES

    Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 COMMUNITY FINANCIAL CORP.



Date:  August 12, 1998           /s/ Wayne H. Benson
                                 -------------------
                                 Wayne H. Benson
                                 (Chief Executive Officer)





Date:  August 12, 1998           /s/ Douglas W. Tompson
                                 ----------------------------
                                 Douglas W. Tompson
                                 (Principal Financial Officer)