Form 10-Q
period 1998-09-30
COMMUNITY FINANCIAL CORP /IL/
filed 1998-11-16
CIK 934858

          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549

          ----------------------------------

                       FORM 10-Q


(Mark One)
 [ x ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998

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

     As of November 13, 1998, the Registrant had 2,320,612 shares of Common Stock issued and outstanding.

                       CONTENTS

                                                            PAGE
                                                            ----
PART I. FINANCIAL INFORMATION
        ---------------------

        Item 1. Financial Statements

                Consolidated Balance Sheets as of
                September 30, 1998 and December 31, 1997 . . . 3

                Consolidated Statements of Income for
                the Three-Month and Nine-Month Periods
                Ended September 30, 1998 and 1997. . . . . . . 4

                Consolidated Statements of Cash Flows
                for the Three-Month and Nine-Month
                Periods Ended September 30, 1998 and 1997. . . 5

                Consolidated Statements of Stockholders'
                Equity for the Nine-Month Period
                Ended September 30, 1998.. . . . . . . . . . . 7

                Notes to Consolidated Financial Statements . . 8


        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations. . . . . . . . . . . . . . . . . . 10


PART II. OTHER INFORMATION
         -----------------

         Item 1. Legal Proceedings. . . . . . . . . . . . . . 15

         Item 2. Changes in Securities. . . . . . . . . . . . 15

         Item 3. Defaults Upon Senior Securities. . . . . . . 15

         Item 4. Submission of Matters to a Vote of
                 Security-Holders . . . . . . . . . . . . . . 15

         Item 5. Other Information. . . . . . . . . . . . . . 15

         Item 6. Exhibits and Reports on Form 8-K . . . . . . 15

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . 16

            PART 1 - FINANCIAL INFORMATION
      COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS)
                      (UNAUDITED)

                                                                 SEPTEMBER 30  DECEMBER 31
ASSETS                                                               1998         1997
------                                                           ------------  -----------
CASH AND CASH EQUIVALENTS:
  CASH                                                           $  6,499       $  8,607
  INTEREST BEARING DEPOSITS                                        21,140         18,117
                                                                 --------       --------
  TOTAL CASH AND CASH EQUIVALENTS                                  27,639         26,724

TIME DEPOSITS                                                           0              0
SECURITIES AVAILABLE FOR SALE (amortized cost                      63,954         57,283
  of $63,919 (1998) and $57,282 (1997))
SECURITIES HELD TO MATURITY (estimated market value                19,026         18,318
  of $19,217 (1998) and $18,403 (1997))
MORTGAGE-BACK & RELATED SECURITIES AVAILABLE FOR SALE              31,712         23,895
  (amortized cost of $31,598 (1998) and $23,878(1997))
MORTGAGE-BACK & RELATED SECURITIES HELD TO MATURITY                   490            891
  (estimated market value of $527 (1998) and $927 (1997))
LOANS RECEIVABLE, net                                             157,718        162,318
FORECLOSED REAL ESTATE, net                                           301            126
REAL ESTATE HELD FOR SALE                                               0              0
ACCRUED INTEREST RECEIVABLE                                         2,899          2,675
PREMISES AND EQUIPMENT, net                                         6,858          5,853
PREPAID INCOME TAXES                                                    0              0
DEFERRED INCOME TAXES                                                 222            289
GOODWILL                                                            4,873          5,109
CORE DEPOSIT INTANGIBLE                                               512            527
OTHER ASSETS                                                          466            257
                                                                 --------       --------
      TOTAL ASSETS                                               $316,670       $304,265
                                                                 ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                                         $227,031       $218,915
FEDERAL HOME LOAN BANK ADVANCES                                    42,000         37,000
REPURCHASE AGREEMENTS                                               7,973          5,323
OTHER BORROWINGS                                                    1,100          5,600
ADVANCES FROM BORROWERS FOR TAXES AND INSURANCE                        40             41
ACCRUED INTEREST PAYABLE                                              732            457
ACCRUED INCOME TAXES                                                   79             46
OTHER LIABILITIES                                                     853          1,156
                                                                 --------       --------
      TOTAL LIABILITIES                                          $279,808       $268,538
                                                                 --------       --------
STOCKHOLDERS' EQUITY:
  COMMON STOCK, $.01 PAR VALUE PER SHARE:
  7,000,000 SHARES AUTHORIZED; 2,360,612
  AND 2,360,612 SHARES ISSUED AT SEPTEMBER 30, 1998
  AND DECEMBER 31, 1997                                          $     26       $     26
  ADDITIONAL PAID-IN CAPITAL                                       25,729         25,754
  TREASURY STOCK                                                   (3,803)        (3,803)
UNALLOCATED ESOP SHARES                                            (1,376)        (1,428)
  SHARES HELD FOR MANAGEMENT RECOGNITION PLAN                        (649)          (750)
  RETAINED EARNINGS                                                16,829         15,917
  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) NET OF
    RELATED TAXES OF $27,000 AND ($7,000) AT SEPTEMBER 30, 1998
    AND DECEMBER 31, 1997                                             106             11
                                                                 --------       --------
      TOTAL STOCKHOLDER EQUITY                                   $ 36,862       $ 35,727
                                                                 --------       --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $316,670       $304,265
                                                                 ========       ========

See accompanying notes to consolidated financial statements.

           COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF INCOME
                     (DOLLARS IN THOUSANDS)
                           (UNAUDITED)

                                                               THREE MONTHS ENDED  NINE MONTHS ENDED
                                                                  SEPTEMBER 30,       SEPTEMBER 30,
                                                                 1998      1997      1998      1997
                                                               ------------------  ------------------
INTEREST INCOME:
   INTEREST ON LOANS                                            $ 3,455   $ 2,991    $10,455  $ 8,857
   INTEREST ON MORTGAGE-BACKED AND RELATED SECURITIES               369       395      1,018    1,276
   INTEREST ON INVESTMENTS AND INTEREST-BEARING DEPOSITS          1,742       925      5,137    2,134
                                                                -------   -------    -------  -------
     TOTAL INTEREST INCOME                                      $ 5,566   $ 4,311    $16,610  $12,267
                                                                -------   -------    -------  -------

INTEREST EXPENSE:
   INTEREST ON DEPOSITS                                         $ 2,527   $ 1,706    $ 7,355  $ 5,083
   INTEREST ON OTHER BORROWED FUNDS                                 739       521      2,226      974
                                                                -------   -------    -------  -------
     TOTAL INTEREST EXPENSE                                     $ 3,266   $ 2,227    $ 9,581  $ 6,057
                                                                -------   -------    -------  -------

     NET INTEREST INCOME                                        $ 2,300   $ 2,084    $ 7,029  $ 6,210

PROVISIONS FOR LOAN LOSSES                                           90        59        358      115
                                                                -------   -------    -------  -------
  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           $ 2,210   $ 2,025    $ 6,671  $ 6,095
                                                                -------   -------    -------  -------
NON-INTEREST INCOME:
   SERVICE FEES                                                 $   346   $   198    $ 1,000  $   598
   INSURANCE AND ANNUITY COMMISSIONS                                 40        61        153      176
   NET GAIN (LOSS) ON SALE OF SECURITIES                              0        34          0       33
   NET GAIN (LOSS) ON SALE OF FIXED ASSETS                            0         0          0        0
   OTHER                                                             57        11         94       38
                                                                -------   -------    -------  -------
     TOTAL NON-INTEREST INCOME                                  $   443   $   304    $ 1,247  $   845
                                                                -------   -------    -------  -------
NON-INTEREST EXPENSE:
   COMPENSATION AND BENEFITS                                    $ 1,006   $ 1,014    $ 3,298  $ 3,276
   OCCUPANCY                                                        125        74        362      218
   EQUIPMENT AND FURNISHING                                         145       114        402      333
   DATA PROCESSING                                                  132       117        438      360
   FEDERAL DEPOSIT INSURANCE PREMIUMS                                23        22         68       67
   GOODWILL & CORE DEPOSIT INTANGIBLE                               109         0        304        0
   OTHER                                                            517       331      1,678      943
                                                                -------   -------    -------  -------
     TOTAL NON-INTEREST EXPENSE                                 $ 2,057   $ 1,672    $ 6,550  $ 5,197
                                                                -------   -------    -------  -------

     INCOME BEFORE INCOME TAXES, EXTRAORDINARY
       ITEM, AND CUMULATIVE EFFECT OF CHANGES
       IN ACCOUNTING PRINCIPLE                                  $   596   $   657    $ 1,368  $ 1,743

PROVISION FOR INCOME TAXES                                          185       271        456      697
                                                                -------   -------    -------  -------
     NET INCOME                                                 $   411   $   386    $   912  $ 1,046
                                                                =======   =======    =======  =======

BASIC EARNINGS PER SHARE                                        $  0.19   $  0.18    $  0.42  $  0.49
                                                                =======   =======    =======  =======

DILUTED EARNINGS PER SHARE                                      $  0.19   $  0.18    $  0.40  $  0.48
                                                                =======   =======    =======  =======

See accompanying notes to consolidated financial statements.

            COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
                      (DOLLARS IN THOUSANDS)
                           (UNAUDITED)



                                                               THREE MONTHS ENDED  NINE MONTHS ENDED
                                                                  SEPTEMBER 30,       SEPTEMBER 30,
                                                                 1998      1997      1998      1997
                                                               ------------------  ------------------
OPERATING ACTIVITIES:
   NET INCOME                                                  $    411   $    386  $    912   $  1,046
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET
    CASH PROVIDED BY OPERATING ACTIVITIES:
    INCOME AT ACQUISITION OF ABI                                      0          0         0        (54)
    PROVISION FOR DEPRECIATION                                      132         76       380        225
    PROVISION FOR LOAN LOSSES                                        90         59       358        115
    ACCRETION OF DISCOUNTS ON SECURITIES                            (39)       (15)      (92)       (34)
    AMORTIZATION OF PREMIUMS ON SECURITIES                            9         12        32         29
    AMORTIZATION OF MRP                                             (24)        62       101        310
    AMORTIZATION OF GOODWILL & CORE DEPOSIT INTANGIBLES             109         15       304         20
    (INCREASE) DECREASE IN ACCRUED INTEREST RECEIVABLE              173       (660)     (224)    (1,192)
    (INCREASE) DECREASE IN OTHER ASSETS                            (516)        43      (209)      (790)
    (DECREASE) INCREASE IN ACCRUED INCOME TAXES                     (19)        91        33        581
    (INCREASE) DECREASE IN DEFERRED INCOME TAXES                     71         80        67        108
    INCREASE (DECREASE) IN ACCRUED INTEREST PAYABLE                  50        102       275        192
    INCREASE (DECREASE) IN OTHER LIABILITIES                         22        277      (302)    (1,099)
    LOSS (GAIN) ON SALE OF SECURITIES AND MORTGAGE-BACKED
     AND RELATED SECURITIES                                           0        (34)        0        (33)
    LOSS (GAIN) IN SALE OF PREMISES AND EQUIPMENT                     0          0         0          0
                                                               --------   --------  --------   --------
     NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES       $    469   $    494  $  1,635   $   (576)
                                                               --------   --------  --------   --------



INVESTING ACTIVITIES:
    PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE              0      1,000         0      1,000
    PROCEEDS FROM SALES OF SECURITIES HELD TO MATURITY                0          0         0          0
    PROCEEDS FROM MATURITIES OF SECURITIES HELD TO MATURITY       2,324        (86)   11,267        126
    PROCEEDS FROM MATURITIES OF SECURITIES
     AVAILABLE FOR SALE                                          24,349      8,382    45,828     10,185
    PROCEEDS FROM SALES OF MORTGAGE-BACKED AND RELATED
     SECURITIES                                                       0        649         0        649
    PURCHASE OF MORTGAGE-BACKED AND RELATED SECURITIES          (14,923)         0   (14,923)         0
    PURCHASE OF SECURITIES AVAILABLE FOR SALE                   (12,500)   (24,874)  (52,465)   (44,333)
    PURCHASE OF SECURITIES HELD TO MATURITY                           0       (290)  (11,975)      (290)
    PROCEEDS FROM MATURING TIME DEPOSITS                              0          0         0          0
    PURCHASE OF LOANS                                                 0          0         0          0
    DECREASE (INCREASE) IN LOAN RECEIVABLE                       (2,605)      (313)    4,600    (10,258)
    PRINCIPAL COLLECTED ON MORTGAGE-BACKED AND RELATED
     SECURITIES                                                   1,976      1,886     7,622      4,248
    DECREASE (INCREASE) IN FORECLOSED REAL ESTATE                   403        (13)     (175)       (86)
    PURCHASE OF PREMISES AND EQUIPMENT                             (588)      (105)   (1,385)    (1,070)
    PROCEEDS FROM SALE OF EQUIPMENT                                   0          0         0          5
    PURCHASE OF FEDERAL HOME LOAN BANK STOCK                          0       (875)     (305)    (1,080)
    PURCHASE OF FEDERAL RESERVE BANK STOCK                            0          0         0          0
    PROCEEDS FROM SALE OF FEDERAL HOME LOAN BANK STOCK                0          0         0          0

                                                               --------   --------  --------   --------
     NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES       $ (1,564)  $(14,639) $(11,911)  $(40,904)
                                                               --------   --------  --------   --------

            COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
                      (DOLLARS IN THOUSANDS)
                           (UNAUDITED)


                                                               THREE MONTHS ENDED  NINE MONTHS ENDED
                                                                  SEPTEMBER 30,       SEPTEMBER 30,
                                                                 1998      1997      1998      1997
                                                               ------------------  ------------------
FINANCING ACTIVITIES:
    NET INCREASE (DECREASE) IN DEPOSITS                        $ 3,041   $(1,431)   $  8,116  $15,462
    (DECREASE) INCREASE IN ADVANCES FROM BORROWERS
     FOR TAXES AND INSURANCE                                       (33)      (19)        (1)       17
    INCREASE (DECREASE) IN BORROWINGS                           (2,704)   15,229      3,150    30,712
    PROCEEDS FROM SALE OF STOCK                                      0         0          0         0
    UNEARNED EMPLOYEE STOCK OWNERSHIP PLAN                           0        30         52        35
    MARKET ADJUSTMENT OF EMPLOYEE STOCK OWNERSHIP PLAN               0       141          0       167
    PURCHASE OF SHARES FOR MRP                                    (106)        0       (106)        0
    MARKET ADJUSTMENT OF MRP                                         5        48          5        73
    STOCK OPTION PLAN                                               35         0        (25)        0
    PURCHASE OF TREASURY STOCK                                       0       (75)         0      (392)
                                                               -------   -------    -------   -------
     NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES       $   238   $13,923    $11,191   $46,074
                                                               -------   -------    -------   -------


     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (857)    (222)        915     4,594

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                28,496   17,434      26,724    12,618
                                                               -------  -------     -------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $27,639  $17,212     $27,639   $17,212
                                                               =======  =======     =======   =======

SUPPLEMENTAL DISCLOSURES:
  ADDITIONAL CASH FLOWS INFORMATION:
   CASH PAID FOR:
    INTEREST ON DEPOSITS, ADVANCES AND
     OTHER BORROWINGS                                          $ 2,268  $ 2,126     $ 8,808   $ 5,865

   INCOME TAXES:
    FEDERAL                                                    $   161  $   180     $   381   $   180
    STATE                                                      $    20  $     0     $    40   $     0

SCHEDULE OF NONCASH INVESTING ACTIVITIES:
  STOCK DIVIDENDS DISTRIBUTED BY THE
   FEDERAL HOME LOAN BANK OF CHICAGO                           $     0  $     0     $     0   $     0

  SECURITIES, MORTGAGE-BACKED AND RELATED SECURITIES
   TRANSFERRED TO AVAILABLE FOR SALE                           $     0  $     0     $     0   $     0

  CHANGE IN UNREALIZED GAIN (LOSS)
   ON SECURITIES AVAILABLE FOR SALE                            $   208  $   126     $   133   $   165

  CHANGE IN DEFERRED INCOME TAXES
   ATTRIBUTED TO UNREALIZED GAIN (LOSS)
   ON SECURITIES AVAILABLE FOR SALE                            $   (59) $   (41)    $   (38)  $   (67)


            COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (DOLLARS IN THOUSANDS)
                           (UNAUDITED)

                                                                                    ACCUMULATED
                              ADDITIONAL          UNALLOCATED  UNALLOCATED             OTHER             COMPRE-
                       COMMON  PAID-IN   TREASURY    ESOP          MRP     RETAINED COMPREHENSIVE        HENSIVE
                        STOCK  CAPITAL    STOCK     SHARES        SHARES   EARNINGS    INCOME    TOTAL   INCOME
                       -----------------------------------------------------------------------------------------
BALANCE
DECEMBER 31, 1997        $26  $25,754   ($3,803)   ($1,428)     ($  750)   $15,917      $11    $35,727
COMPREHENSIVE INCOME
 NET INCOME                                                                   $912                $912   $  912
                                                                                                         ------
 OTHER COMPREHENSIVE INCOME
  UNREALIZED GAINS (LOSS)
   ON SECURITIES                                                                                           $133
  RELATED TAX EFFECTS                                                                                      ($38)
                                                                                                         ------
 OTHER COMPREHENSIVE INCOME                                                             $95        $95      $95
                                                                                                         ------
COMPREHENSIVE INCOME                                                                                     $1,007
                                                                                                         ======
SALE OF COMMON STOCK                                                                                $0
UNALLOCATED ESOP SHARES                                $52                                         $52

SHARES HELD FOR
FOR MANAGEMENT
RECOGNITION PLAN                                                   $101                           $101

TREASURY STOCK                                                                                      $0

ESOP SOP 93-6
ADJUSTMENT                         35                                                              $35

STOCK OPTION PLAN                ($60)                                                            ($60)

DIVIDENDS                                                                                           $0
                         -----------------------------------------------------------------------------

BALANCE
SEPTEMBER 30, 1998       $26  $25,729   ($3,803)   ($1,376)       ($649)   $16,829     $106    $36,862
                         =============================================================================


See accompanying notes to consolidated financial statements.

            COMMUNITY FINANCIAL CORP. and SUBSIDIARIES
            Notes to Consolidated Financial Statements

                         September 30, 1998
                             (Unaudited)

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

(2) BASIS OF PRESENTATION
    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements, have been included in the results of operations for the three months ended and nine months ended September 30, 1998 and 1997.

(3) PRINCIPLES OF CONSOLIDATION
    The accompanying unaudited consolidated financial statements include the accounts of Community Financial Corp., Community Bank & Trust, N.A., American Bancshares, Inc. and its wholly owned subsidiary, American Bank of Illinois, Saline County State Bank, Egyptian State Bank, and MidAmerica Bank of St. Clair County. All significant intercompany items have been eliminated.

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

    The following table presents comprehensive income for the three months and nine months periods ending September 30, 1998 and 1997.

                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                      1998          1997    1998         1997
                                      ------------------    -----------------
Other Comprehensive Income
Unrealized gains (loss)
 on securities                         $ 208       $ 208     $  133   $   273
Related tax effect                       (59)        (82)       (38)     (108)
                                      ------       -----    -------   -------
Other Comprehensive Income             $ 149       $ 126     $   95   $   165
Net Income                               411         386        912     1,046
                                      -------      -----    -------   -------
Comprehensive Income                  $  560       $ 512     $1,007   $ 1,211
                                      ======       =====    =======   =======

(5) EARNINGS PER SHARE

                                 Income            Shares           Per Share
                                                                      Amount
                                 --------------------------------------------

            For the three months ended September 30, 1998
            ---------------------------------------------
Basic earnings per share:
Income available to Common
  Shareholders                   $  411,000        2,166,457       $  0.19

Effect of dilutive activities:
Stock options                                         28,740
Management recognition plan                            7,539

Dilutive earnings per share:
Income available to Common
  Shareholders                   $  411,000        2,202,736       $  0.19

            Restated for the three months ended September 30, 1997
            ------------------------------------------------------

Basic earnings per share:
Income available to Common
  Shareholders                   $  386,000        2,134,055       $  0.18

Effect of dilutive activities:
Stock options                                         51,357
Management recognition plan                           16,093

Dilutive earnings per share:
Income available to Common
  Shareholders                   $  386,000        2,201,505       $  0.18

            For the nine months ended September 30, 1998
            --------------------------------------------

Basic earnings per share:
Income available to Common
  Shareholders                   $  912,000        2,166,457       $  0.42

Effect of dilutive activities:
Stock options                                         67,757
Management recognition plan                           17,773

Dilutive earnings per share:
Income available to Common
  Shareholders                   $  912,000        2,251,987       $  0.40

            Restated for the nine months ended September 30, 1997
            -----------------------------------------------------

Basic earnings per share:
Income available to Common
  Shareholders                   $1,046,000        2,142,714       $  0.49

Effect of dilutive activities:
Stock options                                         35,024
Management recognition plan                           10,975

Dilutive earnings per share:
Income available to Common
  Shareholders                   $1,046,000        2,188,713       $  0.48

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         -------------------------------------------------

FORWARD-LOOKING STATEMENTS

When used in this filing and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advises readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1998 AND
DECEMBER 31, 1997.

Total assets increased by $12.4 million, or 4.1%, from $304.3 million at December 31, 1997 to $316.7 million at September 30, 1998. Total cash and cash equivalents (which includes federal funds sold) increased by $ 900,000 or 3.4% from $26.7 million at December 31, 1997 to $27.6 million at September 30, 1998. The Company's loan portfolio decreased by $4.6 million, or 2.8% from $162.3 million at December 31, 1997 to $157.7 million at September 30, 1998. The decrease was primarily caused by declines in real estate lending ($1.8 million decline) and installment lending ($2.0 million decline). Securities available for sale increased by $6.7 million or 11.7% from $57.3 million at December 31, 1997 to $64.0 million at September 30, 1998. Mortgage-backed and related securities available for sale increased by $7.8 million or 32.7% from $23.9 million at December 31, 1997 to $31.7 million at September 30, 1998. The increase in the investments available for sale portfolio was funded by an increase in deposits of $8.1 million or 3.7% from $218.9 million at December 31, 1997 to $227.0 million at September 30, 1998 and an increase in Federal Home Loan Bank advances of $5.0 million or 13.5% from $37.0 million at December 31, 1997 to $42.0 million at September 31, 1998. The increase in deposits is due primarily to an increase in money market demand accounts of $2.4 million and certificates of deposits less than $100,000 increasing $5.3 million. The $5.0 million advance from the Federal Home Loan Bank with a cost of 5.3% was used as leverage to purchase an investment with similar call options and maturity with a yield of 6.2%. During the nine months ended September 30, 1998, the Company's portfolio of investment securities and mortgage-backed and related securities, classified as available for sale pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, increased capital by $106,000 (net of taxes) as a result of an increase in the market value. Total liabilities increased by $11.3 million or 4.2% from $268.5 million at December 31, 1997 to $279.8 million at September 30, 1998. The increase was primarily due to an increase of $8.1 million in deposits and an increase in Federal Home Loan Bank advances of $5.0 million.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS AND NINE
MONTHS ENDED SEPTEMBER 30, 1998 AND 1997.

NET INCOME.   Net income increased by $25,000 or 6.5%, from
$386,000 for the three months ended September 30, 1997, to $411,000 for the three months ended September 30, 1998. The results of operations for the three months ended September 30, 1997 does not reflect all the acquisitions made in 1997 while the results for the three months ended September 30, 1998 includes all acquisitions. The following represents acquisition costs that are reported for the three months ended September 30, 1998: interest cost of $125,000 on funds borrowed to make acquisitions in 1997 and $109,000 on amortization of goodwill and core deposit intangibles.

Net income was $912,000 for the nine months ended September 30, 1998, as compared to $1.0 million for the nine months ended September 30, 1997. This represents a decrease of $134,000, or 12.8%. The results of operations for the nine months ended September 30, 1997 does not reflect all the acquisitions made in 1997 while the results for the nine months ended September 30, 1998 includes all acquisitions. The decrease is partly due to an increase in provisions for loan losses of $243,000 or 211.3%, from $115,000 for the nine months ended September 30, 1997 to $358,000 for the nine months ended September 30, 1998. The increase in the provision for loan losses is the result of the acquisitions made in 1997 as the loan review process determined that the reserves for the acquired banks was not in compliance with the Company's policies. In the first quarter of 1998 was the final non-recurring pre-tax charge of $147,000 to terminate the defined benefit plan. The following represents acquisition costs that are reported for the nine months ended September 30, 1998: interest cost of $244,000 on funds borrowed to make acquisitions in 1997 and $304,000 on goodwill and core deposit intangibles.

NET INTEREST INCOME.   Net interest income was $2.3 million for
the three months ended September 30, 1998 as compared to $2.0 million for the three months ended September 30, 1997. This represents an increase of $216,000, or 10.4%. The increase was due to an increase in volume as the average interest earning assets increased by $76.9 million or 35.1%, from $218.8 million for the three months ended September 30, 1997 to $295.7 million for the three months ended September 30, 1998 while the average yield declined from 7.9% to 7.6% for the three months ended September 30, 1997 and 1998 respectively. The average balance of interest bearing liabilities increased $76.4 million or 41.4%, from $184.6 million for the three months ended September 30, 1997 to $261.0 million for the three months ended September 30, 1998 while the average cost of funds increased from 4.8% to 5.0% for the three months ended September 30, 1997 and 1998 respectively.

Net interest income was $7.0 million for the nine months ended September 30, 1998, as compared to $6.2 million for the nine months ended September 30, 1997. This represents an increase of $819,000, or 13.2%. The increase was due to an increase in volume as the average interest earning assets increased $83.5 million or 40.6%, from $205.5 million for the nine months ended September 30, 1997 to $289.0 million for the nine months ended September 30, 1998 while the average yield declined from 8.0% to 7.7% for the nine months ended September 30, 1997 and 1998, respectively. The average balance of interest bearing liabilities increased $88.4 million or 52.7%, from $167.7 million for the nine months ended September 30, 1997 to $256.1 million for the nine months ended September 30, 1998 while the average cost of funds increased from 4.8% to 5.0% for the nine months ended September 30, 1997 and 1998, respectively.

INTEREST INCOME.   Interest income was $5.6 million for the
three months ended September 30, 1998, as compared to $4.3 million for the three months ended September 30, 1997, representing an increase of $1.3 million, or 29.1%. Interest income on loans increased $464,000 or 15.5%, from $3.0 million for the three months ended September 30, 1997 to $3.5 million for the three months ended September 30, 1998. The increase in loan interest is due to a volume increase in the average balance of loans of $22.5 million or 16.5%, from $136.4 million for the three months ended September 30, 1997 to $158.9 million for the three months ended September 30, 1998. Interest on investments and interest-bearing deposits increased $817,000, or 88.3%, from $925,000 for the three months ended September 30, 1997 to $1.7 million for the three months ended September 30, 1998.The increase in investments and interest-earning deposits is due to a volume increase in the average balance of $48.3 million or 89.0%, from $54.3 million for the three months ended September 30, 1997 to $102.6 million for the three months ended September 30, 1998 while the average yield remained the same at 6.8%.

Interest income was $16.6 million for the nine months ended September 30, 1998, as compared to $12.3 million for the nine months ended September 30, 1997, representing an increase of $4.3 million, or 35.4%. The increase was primarily due to a volume increase in the average earning assets of $83.5 million, or 40.6% from $205.5 million for the nine months ended September 30, 1997 to $289.0 million for the nine months ended September 30, 1998, as the yield decreased from 8.0% to 7.7% for the nine months ended September 30, 1997 and 1998, respectively.
Interest on loans increased $1.6 million or 18.0%, from $8.9 million for the nine months ended September 30, 1997 to $10.5 million for the nine months ended September 30, 1998. The increase was due to a volume increase in average loans of $26.4 million or 20.0%, from $131.8 million for the nine months ended September 30, 1997 to $158.2 million for the nine months ended September 30, 1998 while the average yield decreased from 9.0% to 8.8 % for the nine months ended September 30, 1997 and 1998, respectively. Interest on investments and interest-bearing deposits increased $3.0 million or 140.7%, from $2.1 million for the nine months ended September 30, 1997 to $5.1 million for the nine months ended September 30, 1998. The increase was primarily the result of a volume increase in the average balance of investments and interest-bearing deposits of $59.0 million or 149.0%, from $39.6 million for the nine months ended September 30, 1997 to $98.6 million for the nine months ended September 30, 1998 while the yield decreased from 7.2% to 6.9% for the nine months ended September 30, 1997 and 1998, respectively.

INTEREST EXPENSE.   Interest expense increased by $1.0 million
or 51.3%, from $2.2 million for the three months ended September 30, 1997 to $3.3 million for the three months ended September 30, 1998. The increase is primarily due to the increase of interest on deposits in the amount of $821,000 or 48.1%, from $1.7 million for the three months ended September 30, 1997 to $2.5 million for the three months ended September 30, 1998. The increase is due to a volume increase in the average balance of deposits of $59.1 million or 39.5%, from $149.5 million for the three months ended September 30, 1997 to $208.6 million for the three months ended September 30, 1998. Interest on other borrowed funds increased $218,000, or 41.8%, from $521,000 for the three months ended September 30, 1997 to $739,000 for the three months ended September 30, 1998. This increase reflects the increased average balance in Federal Home Loan Bank Advances as the Company leveraged these funds with higher yielding assets with corresponding call options and maturities.

Interest expense increased by $3.5 million or 58.2%, from $6.1 million for the nine months ended September 30, 1997 to $9.6 million for the nine months ended September 30, 1998. The increase was partly due to the increase of $2.3 million or 44.7% in interest on deposits from $5.1 million for the nine months ended September 30, 1997 to $7.4 million for the nine months ended September 30, 1998. The increase is due to a volume increase on average deposits of $60.2 million or 41.1%, from $146.4 million for the nine months ended September 30, 1997 to $206.6 million for the nine months ended September 30, 1998. Interest expense on other borrowed funds increased $1.3 million or 128.5%, from $1.0 million for the nine months ended September 30, 1997 to $2.2 million for the nine months ended September 30, 1998. This increase reflects the increased average balance in Federal Home Loan Bank Advances as the Company leveraged these funds with higher yielding assets with corresponding call options and maturities.

PROVISION FOR LOAN LOSSES.   The Company established provisions
for loan losses of $90,000 and $59,000 for the three months ended September 30, 1998 and 1997, respectively. For the first nine months ended September 30, 1998 and 1997, respectively, the provision account has been charged $358,000 and $115,000. The Company's provisions for loan losses has been increased to maintain reserves at current policy limits.

NON-INTEREST INCOME.   Non-interest income increased by $139,000
or 45.7%, from $304,000 for the three months ended September 30, 1997 to $443,000 for the three months ended September 30, 1998. Of the increase, $74,000 was due to the acquisitions made in 1997 reflecting on the 1998 balances.

Non-interest income increased by $402,000 or 47.6%, from $845,000 for the nine months ended September 30, 1997 to $1.2 million for the nine months ended September 30, 1998. Of the increase, $196,000 was due to the acquisitions made in 1997 reflecting on the 1998 balances.

NON-INTEREST EXPENSE.   Non-interest expense increased by
$385,000, or 23.0%, from $1.7 million for the three months ended September 30, 1997 to $2.1 million for the three months ended September 30, 1998. Of the increase, $485,000 was contributed by the acquisitions made in 1997 reflecting on the 1998 balances.

Non-interest expense increased by $1.4 million, or 26.0%, from $5.2 million for the nine months ended September 30, 1997 to $6.6 million for the nine months ended September 30, 1998. Of the increase, $1.9 million was contributed by the acquisitions made in 1997 reflecting on the 1998 balances. In addition, during the first quarter of 1998, a non-recurring pre-tax expense of $147,000 to close the defined benefit plan was recorded.

INCOME TAX EXPENSE.   The Company's income tax expense was
estimated at $185,000 and $271,000 for the three months ended September 30, 1998 and 1997, respectively. For the nine months ended September 30, 1998 and 1997, income taxes were estimated to be $456,000 and $697,000, respectively.

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

     The Company has conducted a comprehensive review of its computer system to identify applications that could be affected by the "Year 2000" issue, and has developed an implementation plan to address the issue. All of the material data processing of the Company that could be affected by this problem is provided by third party suppliers. Management closely monitors the progress of the suppliers in resolving this potential problem and reports the status of their progress to the Board of Directors on a monthly basis. The suppliers have advised the Company that they expect to resolve this potential problem before the year 2000 by completing all implementation procedures by December 31, 1998 to allow for testing to occur in 1999. However, if any of the suppliers are unable to resolve this potential problem in time and the Company is unable to find an alternative supplier, the Company would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial condition and results of operations of the Company. The Company has projected that the expenses should not exceed $151,000 for completion of the plan. The Company has also contacted its commercial and agricultural borrowers, with indebtedness to the company of $250,000 for Community Bank & Trust NA and $100,000 or more for all other affiliates, concerning their compliance with the "Year 2000" issue.

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

    The primary investing activity of the Company is the purchase of investment securities. Other investing activities include origination of loans and purchases of mortgage-backed and related securities. The primary financing activity of the Company is accepting savings deposits and obtaining short-term borrowings through FHLB advances.

    The Company has other sources of liquidity if there is a need for funds. The Company has a portfolio of investment securities and mortgage-backed and related securities with an aggregate market value of $95.7 million at September 30, 1998 classified as available for sale. Another source of liquidity is the Bank's ability to obtain advances from the FHLB of Chicago. In addition, the Company maintains a significant portion of its investments in interest-bearing deposits at other financial institutions that will be available when needed.

    The Company anticipates that it will have sufficient funds available to meet commitments outstanding and to meet loan demands. As of September 30, 1998, the Company's ratios of Tier 1 capital to average total assets was 10.0%, as compared to the required level of 4.0%, respectively. The risk-based capital ratio at that date was 21.2%, as compared to the requirement of 8.0%.

RECENT DEVELOPMENTS

     American Bank of Highland has experienced a 42% growth rate since being acquired by the Company in May of 1997 with total assets at September 30, 1998 being $26.9 million. With this growth rate and the expectation of further growth, it has become necessary to expand the size of the facility. The present building is owned by the Bank but the land is leased. The Bank has purchased the land for $350,000 and entered into a construction contract to renovate and add-on to the existing building at a cost not to exceed $837,000 which includes new bank equipment. The expected completion date for the project is late fourth quarter 1998. The amortization of the new facility will approximate the annual cost of the land lease. The Bank will remain open during the construction and renovation.

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

    ITEM 5.  OTHER INFORMATION

    None

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    The following exhibit is filed herewith:

    (a)  Exhibit 27.1  Financial Data Schedule for the nine
                       month period ended September 30, 1998
         Exhibit 27.2 Restated Financial Data Schedule for the nine month period ended September 30, 1997
         Exhibit 27.3 Restated Financial Data Schedule for the six month period ended June 30, 1997
         Exhibit 27.4 Restated Financial Data Schedule for the three month period ended March 31, 1997
    (b)  Reports on Form 8-K.  None.

                            SIGNATURES

    Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 COMMUNITY FINANCIAL CORP.



Date:  November 13, 1998         /s/ Wayne H. Benson
                                 -------------------
                                 Wayne H. Benson
                                 (Chief Executive Officer)





Date:  November 13, 1998         /s/ Douglas W. Tompson
                                 ----------------------------
                                 Douglas W. Tompson
                                 (Principal Financial Officer)