Form 10-K
period 1998-12-31
COMMUNITY FINANCIAL CORP /IL/
filed 1999-03-29
CIK 934858

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

[_] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

                         Commission File No.  0-26292

                           COMMUNITY FINANCIAL CORP.
             ----------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Illinois                                         37-1337630
   ------------------------------                         -----------------
  (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

   240 E. Chestnut Street, Olney, Illinois                  62450-2295
  ----------------------------------------                  ----------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 24, 1999, the aggregate market value of the 1,561,912 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $15,238,392 based on the closing sale price of $9.75 per share of the registrant's Common Stock on March 24, 1999 as listed on the Nasdaq National Market System. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 24, 1999: 2,242,612.

                      DOCUMENTS INCORPORATED BY REFERENCE

       The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

       1. Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1998. (Parts I, II and IV)
       2. Portions of Proxy Statement for 1999 Annual Meeting of Stockholders. (Part III)

                                    PART I

ITEM 1.  BUSINESS
-----------------

GENERAL

     Community Financial Corp. Community Financial Corp. (the "Company") is a bank holding company with five wholly owned bank subsidiaries headquartered in
Illinois: Community Bank & Trust, N.A. in Olney; American Bank of Illinois in Highland; The Egyptian State Bank in Carrier Mills; Saline County State Bank in Stonefort; and MidAmerica Bank of St. Clair County in O'Fallon (the "Bank Subsidiaries"). The Company's principal business is overseeing the business of its wholly owned bank subsidiaries and investing its assets. The Company is registered with the Federal Reserve Board as a bank holding company under the Bank Holding Company Act ("BHCA"). At December 31, 1998, the Company had total assets of $309.8 million, total deposits of $223.9 million and stockholders' equity of $35.3 million.

     The Company's executive offices are located at 240 E. Chestnut Street, Olney, Illinois 62450-2295, and its main telephone number is (618) 395-8676.

     The Bank Subsidiaries. Community Bank & Trust, N.A. ("CB&T") is a national bank operating through five offices serving Richland, Coles, Jasper, Lawrence and Wayne and contiguous counties in Southeastern Illinois. CB&T was chartered in 1883 as Olney Building and Loan Association. In 1961, the Bank changed its name to Olney Savings and Loan Association. CB&T expanded its branch office network through a series of acquisitions of other financial institutions, acquiring its Lawrenceville and Fairfield offices in 1983, its Charleston office in 1989 and its Newton office in 1990. CB&T became an Illinois state savings bank in July 1992, at which time it adopted the title Community Bank & Trust, sb, and converted to a federally chartered mutual savings bank under the name Community Bank & Trust, fsb in February 1995. In June 1995, CB&T became a national bank and adopted its present name. At December 31, 1998, CB&T had total assets of $214.2 million and total deposits of $148.1 million.

     American Bank of Illinois in Highland ("ABI") is an Illinois commercial bank operating through two offices located in Highland and Pocahontas, Illinois and serving Bond and Madison Counties in Western Illinois. At December 31, 1998, ABI had total assets of $23.9 million and total deposits of $19.9 million.

     The Egyptian State Bank ("Egyptian") is an Illinois commercial bank operating through a single office located in Carrier Mills, Illinois and serving Saline County in Southern Illinois. At December 31, 1998, Egyptian had total assets of $24.5 million and total deposits of $21.2 million.

     Saline County State Bank ("Saline") is an Illinois commercial bank operating through two offices located in Stonefort and Creal Springs, Illinois and serving Saline and Williamson Counties in Southern Illinois. At December 31, 1998, Saline had total assets of $16.8 million and total deposits of $14.8 million.

     MidAmerica Bank of St. Clair County ("MidAmerica") is an Illinois commercial bank operating through a single office located in O'Fallon, Illinois and serving St. Clair County in Western Illinois. At December 31, 1998, MidAmerica had total assets of $25.8 million and total deposits of $20.3 million.

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

MARKET AREAS

     CB&T conducts its business through its main office in Olney, Illinois and its four branch offices in Lawrenceville, Fairfield, Newton and Charleston, Illinois. CB&T's primary market area consists of Richland, Jasper, Lawrence and Wayne Counties and the eastern two-thirds of Coles County, Illinois, and each of the Bank's offices is located in the county seat of those Counties. CB&T also has loan and deposit customers in Clay, Crawford, Cumberland, Edwards, Effingham, White and Wabash Counties, Illinois, which are contiguous to its primary market area. A significant percentage of CB&T's lending activities are conducted in its primary market area.

     CB&T's market area is largely rural, with the exception of Charleston which is home to a university. The main industry in the Bank's market area is agriculture, with most of the farms being relatively small and family owned. The local economy also is dependent on light industry. Major employers in the area include Brunswick Bicycles, Prairie Farms, Golden Rule Insurance, Airtex, Grain Systems, Inc., Trailmobile, Wal-Mart Stores and Distribution Center, and Eastern Illinois University. Oil production has been present in the Bank's market area since the 1920s, but with the decline in oil prices in recent years, production has been significantly reduced. However, related businesses still exist in the area.

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

     ABI's market area consists of Bond and Madison Counties in Western Illinois. The economy is a very balanced mix of agriculture and light industry. Most of the farms are relatively small and family-owned. Major employers in the area consist of Highland Machine & Screw, Basler Electric, Wicks Organ, Korte Construction, Beeline Manufacturing, Smurfit Stone, Highland Supply, Dow Jones Midwest Publication of the Wall Street Journal, Jakel, Inc., Artex International, Ducoa and Trionics. Madison County is located in what is called the Metro-East area which consists of the area located in Illinois, across the Mississippi River from St. Louis, Missouri. This area is one of the fastest growing areas in Illinois.

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

LENDING ACTIVITIES

     General. The Company's loan portfolio totaled $159.6 million at December 31, 1998, representing 51.5% of total assets at that date. It is the Company's policy to concentrate each subsidiary bank's lending within its market area. At December 31, 1998, $68.1 million, or 42.7%, of the total loan portfolio consisted of single-family, residential mortgage loans. Other loans secured by real estate include multi-family residential and real estate loans, which amounted to $9.5 million, or 5.9%, of the total loan portfolio at December 31, 1998. To a lesser extent and as an accommodation to its existing customers, the Company makes mortgage loans for the purpose of constructing primarily single-family residences. At December 31, 1998, construction loans totaled $4.5 million, or 2.8% of the total loan portfolio.

     In addition, the banks originate commercial business loans and agricultural loans, which include agricultural loans secured by real estate and agricultural operating loans and equipment loans. At December 31, 1998, commercial business loans amounted to $24.7 million, or 15.5%, of the Company's total loan portfolio, and agricultural loans amounted to $17.6 million, or 11.0%, of the total loan portfolio, which included $7.0 million of agricultural loans secured by real estate.

     The Company also is active in the origination of consumer loans, which primarily consist of automobile loans, credit card loans and, to a lesser extent, home improvement loans, mobile home loans and loans secured by savings deposits. Consumer loans amounted to $35.2 million, or 22.1%, of the total loan portfolio at December 31, 1998.

     Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Company's loan portfolio by type of loan at the dates indicated. At December 31, 1998, the Company had no concentrations of loans exceeding 10% of total loans other than as disclosed below.

                                                                       AT DECEMBER 31,
                              -------------------------------------------------------------------------------------------------
                                     1998                 1997                  1996              1995               1994
                              -------------------  -------------------  -----------------  -----------------  -----------------
                               AMOUNT       %       AMOUNT       %       AMOUNT      %      AMOUNT      %      AMOUNT      %
                              --------  ---------  --------  ---------  --------  -------  --------  -------  --------  -------
                                                                   (DOLLARS IN THOUSANDS)
Type of Loan:
------------
Real estate loans:
 Single-family residential..  $ 68,057     42.65%  $ 69,188     41.90%  $ 46,501   37.52%  $ 46,959   40.40%  $ 49,140   43.20%
 Construction...............     4,470      2.80      3,174      1.92        770     .62        576     .50      1,349    1.19
 Multi-family residential
  and commercial............     9,451      5.92      9,682      5.86      2,494    2.01      2,994    2.57      2,976    2.61
Agricultural (1)............    17,624     11.05     17,865     10.82     12,226    9.87      8,763    7.54      7,905    6.95
Commercial business.........    24,706     15.48     26,511     16.06     20,129   16.24     12,316   10.60     10,051    8.83
Consumer loans:
 Automobile.................    24,199     15.17     27,104     16.41     30,360   24.50     33,506   28.83     31,347   27.56
 Credit card................     2,015      1.26      2,107      1.28      1,879    1.52      1,743    1.50      1,764    1.55
 Mobile home................       997       .63        905       .55        850     .69        978     .84        999     .88
 Educational................        13       .01         25       .01         29     .02         40     .03         55     .05
 Deposit account............     1,697      1.06      1,552       .94        807     .65        705     .61        628     .55
 Home improvement...........       852       .53        560       .34        694     .56        819     .70        752     .66
 Other......................     5,486      3.44      6,448      3.91      7,184    5.80      6,836    5.88      6,789    5.97
                              --------  --------   --------  --------   --------  ------   --------  ------   --------  ------
                               159,567    100.00%   165,121    100.00%   123,923  100.00%   116,235  100.00%   113,755  100.00%
                                        ========             ========             ======             ======             ======

Less:
 Loans in process...........       381                  869                   96                227                745
 Allowance for loan losses..     1,979                1,934                1,520              1,514              1,641
                              --------             --------             --------           --------           --------
  Total.....................  $157,207             $162,318             $122,307           $114,494           $111,369
                              ========             ========             ========           ========           ========

________________
(1) Includes agricultural loans secured by real estate and agricultural loans to finance operating expenses or purchase farm equipment.

     Loan Maturities. The following table sets forth certain information at December 31, 1998 regarding the dollar amount of loans maturing in the portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments which significantly shorten the average life of all mortgage loans and may cause the repayment experience to differ from that shown below.

                                              DUE AFTER     DUE AFTER
                            DUE DURING THE    1 THROUGH      5 YEARS
                             YEAR ENDING    5 YEARS AFTER     AFTER
                             DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                 1999           1998           1998        TOTAL
                            --------------  -------------  ------------  ---------
                                                (IN THOUSANDS)
Real estate mortgage......         $26,112        $26,677       $15,268   $ 68,057
Real estate construction..           4,470              0             0      4,470
Agricultural..............           7,929          7,455         2,240     17,624
Commercial business.......          10,460         13,502           744     24,706
Consumer..................          18,809         23,301         2,600     44,710
                                   -------        -------       -------   --------
 Total....................         $67,780        $70,935       $20,852   $159,567
                                   =======        =======       =======   ========

     The following table sets forth at December 31, 1998 the dollar amount of all loans due after December 31, 1999 which have predetermined interest rates and have floating or adjustable interest rates.

                                   PREDETERMINED     FLOATING OR
                                        RATE      ADJUSTABLE RATES (1)
                                   -------------  --------------------
      Real estate mortgage......        $28,066               $13,879
      Real estate construction..              0                     0
      Agricultural..............          7,225                 2,470
      Commercial business.......         11,282                 2,964
      Consumer..................         25,901                     0
                                        -------               -------
          Total.................        $72,474               $19,313
                                        =======               =======

-----------
(1) Includes fixed-rate loans that are callable at the election of the Company. See " -- Single-Family Residential Real Estate Lending."

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

     CB&T participates in an informal program with other local banks pursuant to which such participating banks will make loans to assist in community development or the expansion of local business. Under this program, each bank alternates acting as lead lender, and the other banks purchase participation interests, without recourse, in any loans originated. CB&T will not originate a loan or purchase a participation interest in any loan originated pursuant to this program unless the loan meets CB&T's standard underwriting criteria. CB&T retains the servicing on loans where it sells participation interests to other lenders. At December 31, 1998, CB&T had $4.2 million of participation loans originated or purchased pursuant to this program.

     Between 1980 and 1990, CB&T originated long-term, residential mortgage loans that are callable, at the option of CB&T, at any time after a one-, three- or five-year period. In the event CB&T calls the loan, the borrowers may elect to renew the loan at the rate offered by CB&T or repay the loan in full. Management estimates that approximately 9.7% of the Company's single-family mortgage loan portfolio consists of callable loans originated prior to 1990. Though these loans have fixed rates, because they are callable, the Company considers these loans to be adjustable-rate loans.

     Loan Fees and Servicing. In addition to interest earned on loans, the Company receives fees in connection with late payments and for miscellaneous services related to its loans. Due to competition from other lenders in its market area, fees generally are not charged in connection with loan originations, modifications or extensions. The Company generally does not service loans for others and earns minimal income from this activity.

     Nonperforming Loans and Other Problem Assets. It is management's policy to continually monitor its loan portfolio to anticipate and address potential and actual delinquencies. When a borrower fails to make a payment on a loan, the Bank takes immediate steps to have the delinquency cured and the loan restored to current status.

     Loans are placed on nonaccrual when collection of principal or interest is considered doubtful (generally loans past due 90 days or more). Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on nonaccrual loans unless the likelihood of further loss is remote. Income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments is back to normal, in which case the loan is returned to accrual status. See Note 4 of Notes to Consolidated Financial Statements.

     The following table sets forth information with respect to the nonperforming assets at the dates indicated.

                                                                AT DECEMBER 31,
                                                   -----------------------------------------
                                                     1998     1997     1996    1995    1994
                                                   --------  -------  ------  ------  ------
                                                              (DOLLARS IN THOUSANDS)
Loans accounted for on a non-accrual basis: (1)
 Real estate:
  Residential....................................   $  647   $  469   $ 253   $ 195   $ 342
  Commercial.....................................       --       --      --      --      --
 Agricultural....................................       --       --      --      --      --
 Commercial business.............................      477    1,137      --      --      60
 Consumer........................................       77       70      65     103     142
                                                    ------   ------   -----   -----   -----
   Total.........................................   $1,201   $1,676   $ 318   $ 298   $ 544
                                                    ======   ======   =====   =====   =====

Accruing loans which are contractually
 past due 90 days or more:
 Real estate:
   Residential...................................   $  742   $  186   $ 130   $  98   $ 144
   Commercial....................................       --       --      --      --      --
 Agricultural....................................       --       --      --      --      --
 Commercial business.............................      282      153      --      --      --
 Consumer........................................      434       99      --      --      --
                                                    ------   ------   -----   -----   -----
   Total.........................................   $1,458      438     130      98     144
                                                    ------   ------   -----   -----   -----

   Total nonperforming loans.....................   $2,659   $2,114   $ 448   $ 396   $ 688
                                                    ======   ======   =====   =====   =====

Percentage of total loans........................     1.67%    1.29%    .36%    .34%    .62%
                                                    ======   ======   =====   =====   =====

Other nonperforming assets (2)...................   $  436   $  126   $  53   $ 137   $ 158
                                                    ======   ======   =====   =====   =====

Loans modified in troubled debt
  restructurings.................................   $   32   $   --   $  --   $  --   $  --
                                                    ======   ======   =====   =====   =====

-------------------------
(1) Nonaccrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a nonaccrual loan are applied to the outstanding principal balance.
(2) "Other nonperforming assets" represents property acquired by the Bank through foreclosure or repossession and real estate held for sale. This property is carried at the lower of its fair value less estimated selling costs or the principal balance of the related loan, whichever is lower.

     During the year ended December 31, 1998, gross interest income of $113,000 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the year. Interest on such loans included in income during the year ended December 31, 1998 amounted to $64,000.

     At December 31, 1998, nonaccrual loans consisted of 17 single-family residential real estate loans aggregating $604,000, and 16 consumer and commercial loans aggregating $597,000 million.

     Real estate acquired through foreclosure is initially recorded at the lower of cost (net loan receivable balance at date of foreclosure) or fair value less estimated selling costs. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller, as measured by market transactions. If a market does not exist, fair value of the item is estimated based on selling prices of similar items in active markets or, if there are no active markets for similar items, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value is generally determined through an appraisal at the time of foreclosure. The Company records a valuation allowance for estimated selling costs of the property immediately after foreclosure. Subsequent to foreclosure, real estate acquired through foreclosure is periodically evaluated by management and an allowance for loss is established if the estimated fair value of the property, less estimated costs to sell, declines. See Note 1 of Consolidated Financial Statements. At December 31, 1998, the Company had $436,000 in real estate owned, which consisted of 8 single-family residences.

     Loans which are not currently classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers causes management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured amounted to $979,000 at December 31, 1998. Such amount included 8 single-family residential mortgage loans totaling $352,000, 6 commercial business loans totaling $282,000 and 4 consumer and other loans totaling $345,000. The Company takes such loans into consideration in establishing the allowance for loan losses.

     Banks classify their assets on the basis of quality on a regular basis. An asset is classified as substandard if it is determined to be inadequately protected by the current retained earnings and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a bank to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require a bank to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a bank must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. The Company regularly reviews its assets to determine whether any assets require classification or re-classification. At December 31, 1998, the Company had $2.3 million in classified assets, which consisted of $1.9 million in assets classified as substandard, $7,000 in assets classified as doubtful and $331,000 in assets classified as loss.

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

     The Company's methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not been identified but can be expected to occur. Management conducts regular reviews of the Company's assets and evaluates the need to establish allowances on the basis of this review. Assets reviewed include nonaccrual loans, accruing loans 90 days or more delinquent, loans modified in troubled debt restructurings and real estate owned, as well as any additional classified loans or loans not falling within any of the above categories but where known information about possible credit problems of borrowers causes management to have serious concerns as to the ability of the borrowers to comply with loan repayment terms and may result in disclosure of the loans as nonaccrual, 90 days past due or restructured. Allowances are established by the Board of Directors on a quarterly basis based on an assessment of risk in the Company's assets, taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, loan concentrations, the state of the real estate market, regulatory reviews conducted in the regulatory examination process and general economic conditions. Additional provisions for losses on loans are made in order to bring the allowance to a level deemed adequate. At the date of foreclosure or other repossession, the Company would transfer the property to real estate acquired in settlement of loans at the lower of cost or fair value less estimated selling costs. Any portion of the outstanding loan balance in excess of fair value less estimated selling costs would be charged off against the allowance for loan losses. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate would be recorded.

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                        YEAR ENDED DECEMBER 31,
                                              --------------------------------------------
                                                1998     1997     1996     1995     1994
                                              --------  -------  -------  -------  -------
                                                         (DOLLARS IN THOUSANDS)
Balance at beginning of period..............   $1,934   $1,520   $1,514   $1,641   $1,629
                                               ------   ------   ------   ------   ------
Loans charged off:
 Real estate mortgage:
  Single-family residential.................       91       43        1       34       24
  Multi-family residential and commercial...       --       --       --       --       --
  Construction..............................       --       --       --       --       --
 Agricultural...............................       --       --       --       --       --
 Commercial business........................       61       48       --        8       --
 Consumer...................................      524      419      400      510      330
                                               ------   ------   ------   ------   ------
Total charge-offs...........................      676      510      401      552      354
                                               ------   ------   ------   ------   ------

Recoveries:
 Real estate mortgage:
  Single-family residential.................       20        9       39        1       16
  Multi-family residential and commercial...       --       --       --       --       --
  Construction..............................       --       --       --       --       --
 Agricultural...............................       --       --       --       --       --
 Commercial business........................       33       --        3       36       --
 Consumer...................................      227      229      355      275      138
                                               ------   ------   ------   ------   ------
Total recoveries............................      280      238      397      312      154
                                               ------   ------   ------   ------   ------

Net loans charged-off.......................      396      272        4      240      200
                                               ------   ------   ------   ------   ------
Provision for losses on loans...............      441      236       10      113      212
                                               ------   ------   ------   ------   ------
Adjustment for changes incident to mergers..       --      450       --       --       --
Balance at end of period....................   $1,979   $1,934   $1,520   $1,514   $1,641
                                               ======   ======   ======   ======   ======
Ratio of net charge-offs to average
 loans outstanding during the period........      .25%     .19%       0%     .21%     .19%
                                               ======   ======   ======   ======   ======

     The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                        AT DECEMBER 31,
                             ------------------------------------------------------------------------------------------------------
                                    1998                   1997                  1996                 1995               1994
                             -------------------  -------------------  -------------------  ------------------- -------------------
                                     PERCENT OF            PERCENT OF          PERCENT OF           PERCENT OF          PERCENT OF
                                      LOANS IN              LOANS IN            LOANS IN             LOANS IN            LOANS IN
                                     CATEGORY OF          CATEGORY OF          CATEGORY OF          CATEGORY OF         CATEGORY OF
                             AMOUNT  TOTAL LOANS  AMOUNT  TOTAL LOANS  AMOUNT  TOTAL LOANS  AMOUNT  TOTAL LOANS AMOUNT  TOTAL LOANS
                             ------  -----------  ------  -----------  ------  -----------  ------  ----------- ------  -----------
                                                                        (DOLLARS IN THOUSANDS)
Real estate - mortgage:
 Single-family residential..  $  398    20.11%    $  612      20.00%   $  330      37.52%    $  340     40.40%   $  746     43.20%
 Multi-family residential...
  and commercial............     374    18.90         37      19.00       125       2.01        141      2.57       348      2.61
 Construction...............      20     1.01         14       1.00         5        .62          5       .50        50      1.19
Agricultural................     120     6.07        211       6.00       315       9.87        308      7.54        87      6.95
Commercial business.........     360    18.19        527      18.00       345      16.24        308     10.60        87      8.83
Consumer....................     707    35.72        533      36.00       400      33.74        412     38.39       323     37.22
                              ------   ------     ------     ------    ------     ------     ------    ------    ------    ------
    Total allowance for
     loan losses............  $1,979   100.00%    $1,934     100.00%   $1,520     100.00%    $1,514    100.00%   $1,641    100.00%
                              ======   ======     ======     ======    ======     ======     ======    ======    ======    ======

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

     At December 31, 1998, the Company had CMOs with an amortized cost of $10.4 million, representing 3.36% of total assets. The Company's CMOs had a weighted average yield of 5.83% at December 31, 1998. The Company's investment policy permits investments in individual issues of CMOs or REMICs up to one percent of the Company's assets so long as the issue is rated AA or better at the time of purchase by nationally recognized rating services or issued by U.S. government agencies.

     At December 31, 1998, the Company's mortgage-backed and related securities held as available for sale had an amortized cost of $42.7 million, an approximate market value of $42.8 million and a weighted average yield of 6.62%.

     At December 31, 1998, the Company's mortgage-backed and related securities held to maturity had an amortized cost of $442,000 and a market value of $463,000.

INVESTMENT ACTIVITIES

     The Company's investment policy currently allows for investment in various types of liquid assets, including United States Government and Agency securities, time deposits at the Federal Home Loan Bank ("FHLB") of Chicago, certificates of deposit or bankers' acceptances at other federally insured depository institutions and obligations of states and political subdivisions. Generally, the objectives of the Company's investment policy are to: (i) maximize returns; (ii) provide and maintain liquidity within the guidelines of regulations; (iii) maintain a balance of high-quality, diversified investments to minimize risk; (iv) provide collateral for pledging requirements; (v) serve as a counter-cyclical balance to the loan portfolio; (vi) manage interest rate risk; and (vii) insure compliance with all regulatory requirements. In accordance with the investment policy, at December 31, 1998, the Company had investments in U.S. Government and agency notes, obligations of state and political subdivisions, interest-earning deposits and certificates of deposit, FHLB of Chicago stock and FRB stock.

     At December 31, 1998, certain securities with a total amortized cost of $52.2 million and a market value of $52.1 million were classified as available for sale. Investments classified as available for sale are recorded in the consolidated financial statements at market value with unrealized gains and losses, net of tax, recognized in stockholders' equity. At December 31, 1998, the effect of the investments available for sale was $44,000 reduction to stockholders' equity. The Company intends to hold these investments for an indefinite period of time, but not necessarily to maturity. Any decision to sell an investment would be based on various factors, including significant movements in interest rates, liquidity needs, regulatory capital considerations, acquisitions, and other factors. The Company had classified state and municipal obligations with an amortized cost of $16.9 million and market value of $17.1 million as held to maturity. Investments classified as held to maturity are recorded in the consolidated financial statements at amortized cost. The Company has the intent and ability to hold these investments to maturity. The Company currently has no investments classified as trading securities.

     The following table sets forth the carrying value of the Company's investments at the dates indicated.

                                                      AT DECEMBER 31,
                                           -----------------------------------
                                              1998         1997        1996
                                           ----------  -----------  ----------
                                                      (IN THOUSANDS)
Securities available for sale (1)
 U.S. government and agency securities...    $48,769      $53,925     $11,886
 State and municipal obligations.........        672        1,000         828
 Other...................................         --            2          --
Securities held to maturity:
  U.S. government and agency securities..     11,450       14,464          --
  State and municipal obligations........      5,471        3,854       3,362
  Equities and mutual funds..............         --           --          --
                                             -------      -------     -------
   Total investment securities...........     66,362       73,245      16,076
Interest-bearing deposits................     14,768       18,117      11,333
FRB stock................................        381          381         381
FHLB stock...............................      2,280        1,975         895
                                             -------      -------     -------
   Total investments.....................    $83,791      $93,718     $28,685
                                             =======      =======     =======

------------
(1)  The carrying value of securities available for sale is the market value.

     The following table sets forth information in the scheduled maturities, amortized cost, market values and average yields for the Company's investment portfolio at December 31, 1998.

                                  ONE YEAR OR LESS    ONE TO FIVE YEARS    FIVE TO TEN YEARS   MORE THAN TEN YEARS
                                 ------------------  -------------------  -------------------  -------------------
                                 AMORTIZED  AVERAGE  AMORTIZED   AVERAGE  AMORTIZED   AVERAGE  AMORTIZED   AVERAGE
                                    COST     YIELD     COST       YIELD     COST       YIELD     COST       YIELD
                                 ---------  -------  ---------   -------  ---------   -------  ---------   -------
                                                                 (DOLLARS IN THOUSANDS)
Securities available for
 sale:
   U.S. government and agency
      securities..............   $ 2,683     4.99%   $22,750       6.02%  $23,414       6.36%  $     0     0.00%
   State and municipal
      obligations.............        95     5.12        445       4.19       120       4.17         0     0.00
                                 -------             -------              -------              -------
      Total...................     2,778              23,195               23,534                    0

Securities held to maturity:
   U.S. government and agency
      securities..............     2,650     5.79      8,800       5.62         0       0.00         0     0.00
   State and municipal
      obligations.............     1,493     5.13      2,555       4.93     1,432       4.99         0     0.00
                                 -------             -------              -------              -------
      Total...................     4,143              11,355                1,432                    0

Interest-bearing deposits
  and time deposits...........    14,768     5.36          0       0.00         0       0.00         0     0.00
FRB stock.....................       381     6.00          0       0.00         0       0.00         0     0.00
FHLB stock....................     2,280     6.49          0       0.00         0       0.00         0     0.00
                                 -------             -------              -------              -------
      Total...................   $24,350             $34,550              $24,957              $     0
                                 =======             =======              =======              =======

                                                    TOTAL INVESTMENT PORTFOLIO
                                                  ------------------------------
                                                  AMORTIZED   MARKET     AVERAGE
                                                     COST     VALUE       YIELD
                                                  ---------  --------    -------
Securities available for
 sale:
   U.S. government and agency
      securities..............                    $48,847    $48,769      6.13%
   State and municipal
      obligations.............                        660        672      4.32
                                                  -------    -------
      Total...................                     49,507     49,441

Securities held to maturity:
   U.S. government and agency
      securities..............                     11,450     11,494      5.66
   State and municipal
      obligations.............                      5,471      5,639      5.00
                                                  -------    -------
      Total...................                     16,921     17,133

Interest-bearing deposits
  and time deposits...........                     14,768     14,768      5.36

FRB stock.....................                        381        381      6.00
FHLB stock....................                      2,280      2,280      6.49
                                                  -------    -------
      Total...................                    $83,857    $84,003
                                                  =======    =======

DEPOSIT ACTIVITY AND OTHER SOURCES OF FUNDS

     Deposits are the primary source of funds for lending, investment activities and general operational purposes. In addition to deposits, the Company derives funds from loan principal and interest repayments, maturities of investment securities and mortgage-backed and related securities and interest payments thereon. Although loan repayments are a relatively stable source of funds, deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds, or on a longer term basis for general operational purposes. CB&T and ABI have access to borrow from the FHLB of Chicago.

     The following table sets forth the average month-end balances and interest rates for interest-bearing demand deposits and time deposits for the periods indicated.

                                                                 AT DECEMBER 31,
                                           ------------------------------------------------------------
                                                   1998                  1997                1996
                                           -------------------    -----------------   -----------------
                                           AVERAGE    AVERAGE     AVERAGE   AVERAGE   AVERAGE   AVERAGE
                                           BALANCE     RATE       BALANCE    RATE     BALANCE    RATE
                                           -------  ----------    -------   -------   -------  --------
                                                               (DOLLARS IN THOUSANDS)
Interest-bearing demand deposits..         $ 41,279   1.72%       $19,902     2.49%   $35,388     2.85%
Savings deposits..................           49,348   3.39         39,480     3.16     14,124     2.95
Time deposits.....................          132,459   5.66         99,272     5.48     87,252     5.61

     The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1998 and at such date represented 15.0% of total deposits with a weighted average rate of 5.35%. A significant portion of such deposits were collateralized with mortgage-backed and related securities pledged by the Company with a carrying value of $27.0 million at December 31, 1998. The Company's certificates of deposit in excess of $100,000 primarily consist of deposits from schools, municipalities and other local entities. As these deposits mature, the Company bids against other financial institutions to retain those deposits. As a result, these funds are less likely to remain on deposit at the Company upon maturity than smaller certificates of deposit maintained by the Company's retail customers. Management believes that it will be able to retain a significant amount of these deposits because many of the schools, municipalities and other entities are longstanding customers of the Company with numerous other deposit and loan relationships with the Company. To the extent the Company is unable to replace maturing deposits, it may sell investment securities classified as available for sale.

                                                 CERTIFICATES
                MATURITY PERIOD                   OF DEPOSIT
                ---------------                   ----------
                                                (IN THOUSANDS)
                Three months or less...........     $15,671
                Over three through six months..       3,895
                Over six through 12 months.....       9,572
                Over 12 months.................       4,440
                                                    -------
                Total.........................      $33,538
                                                    =======

     Borrowings. Savings deposits historically have been the primary source of funds for lending, investments and general operating activities. CB&T and ABI are authorized, however, to use advances from the FHLB of Chicago to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Chicago functions as a central reserve bank providing credit for member financial institutions. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. CB&T and ABI each have a Blanket Agreement for advances with the FHLB under which CB&T and ABI each may borrow up to 25% of assets subject to normal collateral and underwriting requirements. Advances from the FHLB of Chicago would be secured by CB&T's and ABI's ownership of stock in the FHLB of Chicago and other eligible assets. At December 31, 1998, the Company had $44.1 million of FHLB advances. The Bank Subsidiaries, in addition, also obtain short-term borrowings consisting of repurchase agreements with deposit customers totaling $4.3 million of short-term borrowings at December 31, 1998. CB&T is authorized to borrow from the Federal Reserve Bank of St. Louis but has not done so.

     The following table sets forth certain information regarding short-term borrowings by the Company at the dates and for the periods indicated.

                                                         AT DECEMBER 31,
                                                  ----------------------------
                                                    1998      1997     1996
                                                   ------    ------   ------
                                                            (IN THOUSANDS)
Amounts outstanding at end of period:
 FHLB advances..................................   $44,100   $    --    $7,500
 Short-term notes...............................        --     5,600        --
 Other short-term borrowings....................     4,296     5,323     3,121

Rate paid on:
 FHLB advances..................................      5.37%       --%     5.41%
 Short-term notes...............................        --      8.50        --
 Other short-term borrowings....................      4.92      5.45      5.48

                                                    YEAR ENDED DECEMBER 31,
                                                  ---------------------------
                                                    1998      1997     1996
                                                   ------    ------   ------
                                                        (IN THOUSANDS)
Maximum amount of borrowings outstanding
 at any month end:
 FHLB advances..................................   $44,100   $19,500  $8,500
 Short-term notes...............................     5,600     5,600      --
 Other short-term borrowings....................     5,874     5,627   3,213

Approximate average short-term borrowings
 outstanding with respect to:
 FHLB advances..................................   $43,742   $ 9,264  $6,000
 Short-term notes...............................     3,554       568      --
 Other short-term borrowings....................     4,963     4,340   2,060

Approximate weighted average rate paid on: (1)
 FHLB advances..................................      5.45%     6.13%   5.07%
 Short-term notes...............................      8.50      8.50      --
 Other short-term borrowings....................      5.26      5.58    4.90

-------------------------
(1)  Based on month-end balances.

TRUST DEPARTMENT ACTIVITIES

     CB&T operates a Trust Department, with Trust Officer Linda Karcher serving as Manager. The activities of the Trust Department are supervised by the Trust Committee of the Board of Directors consisting of Directors Roger Haberer (Chairman), Roger Charleston, Mike Bauman, and Clyde R. King. Activities engaged in by the Trust Department include acting as: (i) executor or administrator of estates; (ii) guardian of estates of disabled adults or minors; (iii) trustee or co-trustee of living trusts or testamentary trusts; (iv) trustee of life insurance trusts; (v) trustee of pension or profit-sharing trusts; and (vi) trustee of Illinois land trusts. Trust activities presently constitute a small portion of the Company's operations.

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

EMPLOYEES

     As of December 31, 1998, the Company and its subsidiaries had 105 full-time and 28 part-time employees, none of whom were represented by a collective bargaining agreement, and management considers relationships with employees to be good.

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

     Under the Holding Company Act, a bank holding company must obtain the prior approval of the FRB before (1) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5% of such shares; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company.

     Historically, the Holding Company Act prohibited the FRB from approving an application by a bank holding company to acquire voting shares of a bank located outside the state in which the operations of the holding company's bank subsidiaries are principally conducted, unless such an acquisition is specifically authorized by state law. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Act") was enacted to ease restrictions on interstate banking. Effective September 29, 1995, the Act allows the FRB to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The FRB may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Act also prohibits the FRB from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the Act.

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

     Until December 31, 1999, all SAIF-insured institutions, will be required to pay additional assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

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

     Federal banking regulations classify banks by capital levels and which provide for the federal banking agencies to take various prompt corrective actions to resolve the problems of any bank that fails to satisfy the capital standards. Under such regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as undercapitalized, significantly undercapitalized, or critically undercapitalized depending on the extent to which the bank's capital levels are below these standards. A bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation will be subject to severe regulatory sanctions. As of December 31, 1998, the Bank Subsidiaries all were well-capitalized as defined by the federal banking regulations.

TAXATION

     The Company's federal income tax returns have not been audited in the past five years. For additional information regarding taxation, see Note 11 of Notes to Consolidated Financial Statements.

ITEM 2.   PROPERTIES
--------------------

          The following table sets forth the location and certain additional information regarding the Company's offices at December 31, 1998. The Company owns all of its offices with the exception of CB&T's branch at 1110 S. West St., with the land and building under a lease contract.

                                                                  NET BOOK VALUE
                                          YEAR          TOTAL       AT DECEMBER     APPROXIMATE
                                         OPENED       INVESTMENT     31, 1998     SQUARE FOOTAGE
                                         ------       ----------  --------------  --------------
                                                (DOLLARS IN THOUSANDS)
Community Financial Corp.
240 E. Chestnut
P.O. Box 700
Olney, IL 62450                           1994           $1,047       $   1,003              --

Community Bank & Trust, N.A.
----------------------------

MAIN OFFICE:

240 E. Chestnut
P.O. Box 700
Olney, IL 62450                           1883  (1)       2,238           1,055           9,200

BRANCH OFFICES:

Olney Branch
1110 S. West St.
Olney, IL  62450                          1998              150             145           2,700

Lawrenceville Branch
1601 State
P.O. Box 477
Lawrenceville, IL 62439                   1983  (1)         637             282           2,800

Fairfield Branch
303 W. Delaware
Fairfield, IL  62837                      1983  (1)         494             208           2,400

Newton Branch
601 W. Jourdan
P.O. Box 361
Newton, IL 62448                          1990  (1)         647             422           3,114

Charleston Branch
820 W. Lincoln
Charleston, IL 61920                      1989  (1)       1,253           1,071           4,912

American Bank of Illinois in Highland
-------------------------------------

Main Office:
 12616 Route 143
 Highland, IL 62249                                       1,129             982           1,600

Branch Office:
 P.O. Box 158
 Pocahontas, IL 62275                                       473             266           2,200

                                                                  NET BOOK VALUE
                                          YEAR          TOTAL       AT DECEMBER     APPROXIMATE
                                         OPENED       INVESTMENT     31, 1998     SQUARE FOOTAGE
                                         ------       ----------  --------------  --------------
                                                (DOLLARS IN THOUSANDS)

The Egyptian State Bank
---------------------------------------

2 South Main Street
Carrier Mills, IL 62917                   1951           $  570       $     216           3,500

Saline County State Bank
---------------------------------------

Main Office:
 1115 Wilson Street
 P.O. Box 99
 Stonefort, IL 62987                      1904              108               6           4,000

Branch Office:
 Route 166 & Blue Avenue
 Creal Springs, IL 62922                  1984              524             405           3,200

MidAmerica Bank of St. Clair County
---------------------------------------

350 Hartman Lane
P.O. Box 850
O'Fallon, IL 62269                        1996            1,878           1,574           7,200

-------------------------
(1)       Date of acquisition.

          The net book value of the Company's investment in premises and equipment totaled approximately $7.6 million at December 31, 1998. For a discussion of premises and equipment, see Note 6 of Notes to Consolidated Financial Statements.

ITEM 3.   LEGAL PROCEEDINGS.
---------------------------

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

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.
-----------------------------------------------------------

          Not applicable.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS'
----------------------------------------------------------------------------
MATTERS
-------

          The information contained under the sections captioned "Market Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended December 31, 1998 (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA
---------------------------------

          The information contained in the table captioned "Selected Consolidated Financial and Other Data" on page 2 in the Annual Report is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

          The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Independent Auditors' Report and Selected Financial Data contained on pages 16 through 54 in the Annual Report, which are listed under Item 14 herein, are incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

          Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

          For information concerning the Board of Directors and executive officers of the Company, the information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive proxy statement for the Company's 1999 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

ITEM 11.  MANAGEMENT REMUNERATION
---------------------------------

          The information contained under the sections captioned "Proposal I -- Election of Directors -- Executive Compensation" " -- Director Compensation," "--Employment Agreements" and " -- Supplemental Executive Retirement Agreements" in the Proxy Statement is incorporated herein by reference.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
-------------------------------------------------------------------------

          (A)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
               ----------------------------------------------

          (1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

                    Independent Auditors' Report
                    Consolidated Balance Sheets - December 31, 1998 and 1997 Consolidated Statements of Income - Years ended December 31,
                     1998, 1997 and 1996
                    Consolidated Statements of Stockholders' Equity - Years
                     ended December 31, 1998, 1997 and 1996
                    Consolidated Statements of Cash Flows - Years ended December
                     31, 1998, 1997 and 1996
                    Notes to Consolidated Financial Statements

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

     (B)  REPORTS ON FORM 8-K.  The Registrant did not file any Current Reports
          -------------------
on Form 8-K during the last quarter of the fiscal year ending December 31, 1998.

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

                                             COMMUNITY FINANCIAL CORP.

March 24, 1999
                                             By: /s/ Shirley B. Kessler
                                                ----------------------------
                                                Shirley B. Kessler
                                                President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Shirley B. Kessler                          March 24, 1999
----------------------------------------------
Shirley B. Kessler
President and Director

/s/ Wayne H. Benson                             March 24, 1999
----------------------------------------------
Wayne H. Benson
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Douglas W. Tompson                          March 24, 1999
----------------------------------------------
Douglas W. Tompson
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Roger A. Charleston                         March 24, 1999
----------------------------------------------
Roger A. Charleston
Chairman of the Board

/s/ Michael F. Bauman                           March 24, 1999
----------------------------------------------
Michael F. Bauman
Director

/s/ Roger L. Haberer                            March 24, 1999
----------------------------------------------
Roger L. Haberer
Director

/s/ Gary L. Graham                              March 24, 1999
----------------------------------------------
Gary L. Graham
Director

/s/ Brad A. Jones                               March 24, 1999
----------------------------------------------
Brad A. Jones
Director

/s/ Clyde R. King                               March 24, 1999
----------------------------------------------
Clyde R. King
Director

/s/ Allen D. Welker                             March 24, 1999
----------------------------------------------
Allen D. Welker
Director