Form 10-Q
period 1999-03-31
COMMUNITY FINANCIAL CORP /IL/
filed 1999-05-14
CIK 934858

          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549

          ----------------------------------

                       FORM 10-Q


(Mark One)
 [ x ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999

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

     As of May 2, 1999, the Registrant had 2,242,612 shares of
Common Stock issued and outstanding.

                       CONTENTS

                                                            PAGE
                                                            ----
PART I. FINANCIAL INFORMATION
        ---------------------

        Item 1. Financial Statements

                Consolidated Balance Sheets as of
                March 31, 1999 and December 31, 1998. . . . . 3

                Consolidated Statements of Income for
                the Three-Month Period Ended
                March 31, 1999 and 1998 . . . . . . . . . . . 4

                Consolidated Statements of Cash Flows
                for the Three-Month Period Ended
                March 31, 1999 and 1998 . . . . . . . . . . . 5

                Consolidated Statements of Stockholders'
                Equity for the Three-Month Period Ended
                March 31, 1999  . . . . . . . . . . . . . . . 7

                Notes to Consolidated Financial Statements . .8


        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations. . . . . . . . . . . . . . . . . . 10


PART II. OTHER INFORMATION
         -----------------

         Item 1. Legal Proceedings. . . . . . . . . . . . . . 13

         Item 2. Changes in Securities. . . . . . . . . . . . 13

         Item 3. Defaults Upon Senior Securities. . . . . . . 13

         Item 4. Submission of Matters to a Vote of
                 Security-Holders . . . . . . . . . . . . . . 13

         Item 5. Other Information. . . . . . . . . . . . . . 13

         Item 6. Exhibits and Reports on Form 8-K . . . . . . 13

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . 14

            PART 1 - FINANCIAL INFORMATION
      COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS)

                                                                  MARCH 31,    DECEMBER 31
                                                                     1999         1998
ASSETS                                                           (UNAUDITED)    (AUDITED)
------                                                           ------------  -----------
CASH AND CASH EQUIVALENTS:
  CASH                                                          $   6,507    $   8,134
  INTEREST BEARING DEPOSITS                                        12,166       14,768
                                                                ---------    ---------
 TOTAL CASH AND CASH EQUIVALENTS                                   18,673       22,902

SECURITIES AVAILABLE FOR SALE (amortized cost                      49,458       52,102
  of $49,711 (1999) and $52,168 (1998))
SECURITIES HELD TO MATURITY (estimated market value                18,124       16,921
  of $17,956 (1999) and $17,133 (1998))
MORTGAGE-BACKED & RELATED SECURITIES AVAILABLE FOR SALE            43,058       42,797
  (amortized cost of $43,233 (1999) and $42,727 (1998))
MORTGAGE-BACKED & RELATED SECURITIES HELD TO MATURITY                 428          442
  (estimated market value of $452 (1999) and $463 (1998))
LOANS RECEIVABLE, net                                             163,217      157,207
FORECLOSED REAL ESTATE, net                                           350          436
ACCRUED INTEREST RECEIVABLE                                         3,349        3,094
PREMISES AND EQUIPMENT, net                                         7,924        7,635
PREPAID INCOME TAXES                                                0            0
DEFERRED INCOME TAXES                                                 418          275
GOODWILL                                                            4,375        4,456
CORE DEPOSIT INTANGIBLE                                               498          517
OTHER ASSETS                                                          720        1,056
                                                                ---------    ---------
      TOTAL ASSETS                                              $ 310,592    $ 309,840
                                                                =========    =========

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------

DEPOSITS                                                        $  26,213    $ 223,933
FEDERAL HOME LOAN BANK ADVANCES                                    44,100       44,100
REPURCHASE AGREEMENTS                                               3,462        4,296
OTHER BORROWINGS                                                        0            0
ADVANCES FROM BORROWERS FOR TAXES AND INSURANCE                        57           32
ACCRUED INTEREST PAYABLE                                              584          493
ACCRUED INCOME TAXES                                                  139           58
OTHER LIABILITIES                                                     753        1,662
                                                                ---------    ---------
      TOTAL LIABILITIES                                         $ 275,308    $ 274,574
                                                                ---------    ---------

STOCKHOLDER EQUITY:
  COMMON STOCK, $.01 PAR VALUE PER SHARE:
  7,000,000 SHARES AUTHORIZED; 2,242,612
  AND 2,242,612 SHARES ISSUED AT MARCH 31, 1999
  AND DECEMBER 31, 1998                                         $      26    $      26
  ADDITIONAL PAID-IN CAPITAL                                       25,649       25,649
  TREASURY STOCK                                                   (5,273)      (5,273)
  UNALLOCATED ESOP SHARES                                          (1,114)      (1,164)
SHARES HELD FOR MANAGEMENT RECOGNITION PLAN                          (515)        (569)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)                        (282)           4
  RETAINED EARNINGS                                                16,793       16,593
                                                                ---------    ---------
     TOTAL STOCKHOLDER EQUITY                                   $  35,284    $  35,266
                                                                ---------    ---------
      TOTAL LIABILITIES AND STOCKHOLDER EQUITY                  $ 310,592    $ 309,840
                                                                =========    =========

See accompanying notes to consolidated financial statements.

           COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF INCOME
                     (DOLLARS IN THOUSANDS)
                           (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31
                                                              1999       1998
                                                            -------    -------
INTEREST INCOME:
   INTEREST ON LOANS                                        $  3,308  $  3,532
INTEREST ON MORTGAGE-BACKED AND RELATED SECURITIES               671       377
   INTEREST ON SECURITIES AND INTEREST-BEARING DEPOSITS        1,240     1,587
                                                            --------  --------
      TOTAL INTEREST INCOME                                 $  5,219  $  5,496
                                                            --------  --------

INTEREST EXPENSE:
   INTEREST ON DEPOSITS                                     $  2,402  $  2,383
   INTEREST ON OTHER BORROWED FUNDS                              642       749
                                                            --------  --------
      TOTAL INTEREST EXPENSE                                $  3,044  $  3,132
                                                            --------  --------

      NET INTEREST INCOME                                   $  2,175  $  2,364

PROVISIONS FOR LOAN LOSSES                                        78       135
                                                            --------  --------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         $  2,097  $  2,229
                                                            --------  --------
NON-INTEREST INCOME:
   SERVICE FEES                                             $    372  $    323
   INSURANCE AND ANNUITY COMMISSIONS                              69        42
   NET GAIN (LOSS) ON SALE OF SECURITIES                           0         0
   OTHER                                                          24        13
                                                            --------  --------
      TOTAL NON-INTEREST INCOME                             $    465  $    378
                                                            --------  --------
NON-INTEREST EXPENSE:
   COMPENSATION AND BENEFITS                                $  1,120  $  1,263
   OCCUPANCY                                                     143       120
   EQUIPMENT AND FURNISHING                                      172       134
   DATA PROCESSING                                               168       153
   FEDERAL DEPOSIT INSURANCE PREMIUMS                             42        22
   PROFESSIONAL FEES                                          74       124
   SUPPLIES                                                   78        53
   GOODWILL                                                  100        90
   OTHER                                                         384       415
                                                            --------  --------
      TOTAL NON-INTEREST EXPENSE                            $  2,281  $  2,374
                                                            --------  --------

      INCOME BEFORE INCOME TAXES                            $    281  $    233

PROVISION FOR INCOME TAXES                                        81        80
                                                            --------  --------
      NET INCOME                                            $    200  $    153
                                                            ========  ========

BASIC EARNINGS PER SHARE                                    $   0.10  $   0.07
                                                            ========  ========

DILUTED EARNINGS PER SHARE                                  $   0.10  $   0.07
                                                            ========  ========

See accompanying notes to consolidated financial statements.

           COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS
                     (DOLLARS IN THOUSANDS)
                           (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31
                                                              1999       1998
                                                            -------    -------
OPERATING ACTIVITIES:
   NET INCOME                                               $    200  $   153
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
    PROVISION FOR DEPRECIATION                                   180      124
    PROVISION FOR LOAN LOSSES                                     78      135
    ACCRETION OF DISCOUNTS ON SECURITIES                        (149)     (30)
    AMORTIZATION OF PREMIUMS ON SECURITIES                        43       33
    AMORTIZATION OF MRP                                           54       62
    AMORTIZATION OF INTANGIBLES                                  100       90
    (INCREASE) DECREASE IN ACCRUED INTEREST RECEIVABLE          (255)     211
    (INCREASE) DECREASE IN OTHER ASSETS                          336      (64)
    (DECREASE) INCREASE IN ACCRUED INCOME TAXES                   81      100
    (INCREASE) DECREASE IN DEFERRED INCOME TAXES                (143)       5
    INCREASE (DECREASE) IN ACCRUED INTEREST PAYABLE               91      178
    INCREASE (DECREASE) IN OTHER LIABILITIES                    (909)    (351)
    LOSS (GAIN) ON SALE OF SECURITIES AND MORTGAGE-BACKED
     AND RELATED SECURITIES                                        0        0
    LOSS (GAIN) ON SALE OF PREMISES AND EQUIPMENT                  0        0
                                                            --------  -------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES    $   (293) $   646
                                                            --------  -------

INVESTING ACTIVITIES:
    PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE           0        0
    PROCEEDS FROM SALES OF SECURITIES HELD TO MATURITY             0        0
    PROCEEDS FROM MATURITIES OF SECURITIES HELD TO MATURITY    3,345    6,802
    PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE FOR
      SALE                                                    14,680   13,094
    PROCEEDS FROM SALES OF MORTGAGE-BACKED AND RELATED
     SECURITIES                                                    0    2,003
    PURCHASE OF MORTGAGE-BACKED AND RELATED SECURITIES        (3,000)       0
    PURCHASE OF SECURITIES AVAILABLE FOR SALE                (12,000) (23,673)
    PURCHASE OF SECURITIES HELD TO MATURITY                   (4,550)  (8,400)
    PROCEEDS FROM MATURING TIME DEPOSITS                           0        0
 PURCHASE OF LOANS                                                  0        0
    DECREASE (INCREASE) IN LOAN RECEIVABLE                    (6,010)   4,915
    PRINCIPAL COLLECTED ON MORTGAGE-BACKED AND RELATED
     SECURITIES                                                2,461    1,323
    DECREASE (INCREASE) IN FORECLOSED REAL ESTATE                 86     (668)
    PURCHASE OF PREMISES AND EQUIPMENT                          (469)    (125)
    PROCEEDS FROM SALE OF EQUIPMENT                                0        0
    PURCHASE OF FEDERAL HOME LOAN BANK STOCK                       0     (211)
    PURCHASE OF FEDERAL RESERVE BANK STOCK                         0        0
    PROCEEDS FROM SALE OF FEDERAL HOME LOAN BANK STOCK             0        0
                                                            --------  -------
     NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES    $ (5,457)$ (4,940)
                                                            --------  -------

See accompanying notes to consolidated financial statements.

            COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
                      (DOLLARS IN THOUSANDS)
                           (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31
                                                              1999       1998
                                                            -------    -------
FINANCING ACTIVITIES:
    NET (DECREASE) IN DEPOSITS                              $ 2,280  $ (1,526)
    INCREASE IN ADVANCES FROM BORROWERS
     FOR TAXES AND INSURANCE                                     25        27
    INCREASE (DECREASE) IN BORROWINGS                          (834)    5,694
    PROCEEDS FROM SALE OF STOCK                                   0         0
    UNEARNED EMPLOYEE STOCK OWNERSHIP PLAN                       50         0
    PURCHASE OF SHARES FOR MRP                                    0         0
    PURCHASE OF TREASURY STOCK                                    0         0
    STOCK OPTION PLAN                                             0       (61)
    ESOP ADJUSTMENT                                               0         0
    MRP ADJUSTMENT                                                0         0
                                                            -------  --------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    $ 1,521  $  4,134
                                                            -------  --------

     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       $(4,229) $   (160)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            $22,902  $ 26,724
                                                            -------  --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $18,673  $ 26,564
                                                            =======  ========

SUPPLEMENTAL DISCLOSURES:
  ADDITIONAL CASH FLOW INFORMATION:
   CASH PAID FOR:
    INTEREST ON DEPOSITS, ADVANCES AND
     OTHER BORROWINGS                                       $  2,866 $ 3,310

   INCOME TAXES:
    FEDERAL                                                 $      0 $   170
    STATE                                                   $      0 $     0

SCHEDULE OF NONCASH INVESTING ACTIVITIES:
  STOCK DIVIDENDS DISTRIBUTED BY THE
   FEDERAL HOME LOAN BANK OF CHICAGO                        $      0 $     0

SECURITIES, MORTGAGE-BACKED AND RELATED SECURITIES
  TRANSFERRED TO AVAILABLE FOR SALE                         $      0 $     0

CHANGE IN UNREALIZED GAIN (LOSS) ON SECURITIES
  AVAILABLE FOR SALE                                        $   (428)$    60

CHANGE IN DEFERRED INCOME TAXES ATTRIBUTED TO
  UNREALIZED GAIN (LOSS) ON SECURITIES AVAILABLE
  FOR SALE                                                  $   (142)$    36

            COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (DOLLARS IN THOUSANDS)
                           (UNAUDITED)

                                                                                    ACCUMULATED
                              ADDITIONAL          UNALLOCATED                          OTHER             COMPRE-
                       COMMON  PAID-IN   TREASURY    ESOP          MRP     RETAINED COMPREHENSIVE        HENSIVE
                        STOCK  CAPITAL    STOCK     SHARES        STOCK    EARNINGS    INCOME    TOTAL   INCOME
                       -----------------------------------------------------------------------------------------
BALANCE
DECEMBER 31, 1998        $26  $25,649   ($5,273)   ($1,164)     ($  569)   $16,593      $   4  $35,266
COMPREHENSIVE INCOME
 NET INCOME                                                                   $200                $200   $  200
                                                                                                         ------
 OTHER COMPREHENSIVE INCOME
  UNREALIZED GAINS (LOSS)
   ON SECURITIES                                                                                          $(421)
  RELATED TAX EFFECTS                                                                                       135
                                                                                                         ------
 OTHER COMPREHENSIVE INCOME                                                             $(286)   $(286)   $(286)
                                                                                                         ------
COMPREHENSIVE INCOME                                                                                     $  (86)
                                                                                                         ======
SALE OF COMMON STOCK                                                                                $0
UNALLOCATED ESOP SHARES                                $50                                         $50

SHARES HELD FOR
FOR MANAGEMENT
RECOGNITION PLAN                                                   $ 54                            $54

TREASURY STOCK                                                                                      $0

ESOP SOP 93-6
ADJUSTMENT                                                                                          $0

STOCK OPTION PLAN                                                                                   $0

DIVIDENDS                                                                                           $0
                         -----------------------------------------------------------------------------
BALANCE
MARCH 31, 1999           $26  $25,649   ($5,273)   ($1,114)       ($515)   $16,793     $(282)  $35,284
                         =============================================================================


See accompanying notes to consolidated financial statements.

            COMMUNITY FINANCIAL CORP. and SUBSIDIARIES
            Notes to Consolidated Financial Statements

                           March 31, 1999
                             (Unaudited)

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

(2)  BASIS OF  FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three months ended March 31, 1999 and 1998.

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

(4)  EARNINGS PER SHARE

                                     For the three months ended March 31, 1999
                                      -----------------------------------------
                                      Income         Shares          Per Share
                                                                      Amount
     Basic earnings per share
     Income available to
       common shareholders            $ 200,000      2,089,493       $    0.10

     Effect of dilutive activities
     Stock options                                           0
     Management recognition plan                             0


     Dilutive earnings per share
     Income available to
       common shareholders            $ 200,000      2,089,493       $    0.10

                                     For the three months ended March 31, 1998
                                      -----------------------------------------
                                      Income         Shares          Per Share
                                                                      Amount
     Basic earnings per share
     Income available to
       common shareholders            $ 153,000      2,166,457       $    0.07

     Effect of dilutive activities
     Stock options                                      79,331
     Management recognition plan                        19,445


     Dilutive earnings per share
     Income available to
       common shareholders            $ 153,000      2,265,233       $    0.07


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------------

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND DECEMBER
31, 1998.

Total assets increased by $752,000 or 0.2% from $309.8 million at December 31, 1998 to $310.6 million at March 31, 1999. Total cash and cash equivalents (which includes federal funds sold) decreased $4.2 million or 18.5% from $22.9 million at December 31, 1998 to $18.7 million at March 31, 1999. The Company's net loan portfolio increased by $6.0 million or 3.8% from $157.2 million at December 31, 1998 to $163.2 million at March 31, 1999. The increase was primarily the result of an aggressive campaign in the first quarter of 1999 which was targeted to increase automobile lending, which resulted in an increase of $5.9 million in the automobile portfolio. Securities available for sale decreased by $2.6 million or 5.1% from $52.1 million at December 31, 1998 to $49.5 million at March 31, 1999 due partly to fund the increased loan volume. Securities held to maturity increased by $1.2 million or 7.1%, from $16.9 million at December 31, 1998 to $18.1 million at March 31, 1999. Mortgage-backed and related securities available for sale increased by $261,000 or 0.6% from $42.8 million at December 31, 1998 to $43.1 million at March 31, 1999. During the three months ended March 31, 1999, the Company's portfolio of investment securities and mortgage-backed and related securities, classified as available for sale pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, decreased capital by $282,000 (net of taxes) as the result of a decrease in the market value. Total liabilities increased by $734,000 or 0.3%, from $274.6 million at December 31, 1998 to $275.3 million at March 31, 1999. Deposits increased by $2.3 million or 1.0% from $223.9 million at December 31, 1998 to $226.2 million at March 31, 1999. Repurchase agreements decreased by $834,000 or 19.4% from $4.3 million at December 31, 1998 to $3.5 million at March 31, 1999.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH
31, 1999 AND 1998.

NET INCOME.   Net income was $200,000 for the three months ended
March 31, 1999, as compared to $153,000 for the three months ended March 31, 1998. This represents an increase of $47,000, or 30.7%. Included in the operating results for the quarter ended March 31, 1998, was the final non-recurring pre-tax charge of $147,000 to terminate the defined benefit plan.

NET INTEREST INCOME.   Net interest income decreased $189,000 or
8.0%, from $2.4 million for the three months ended March 31, 1998 to $2.2 million for the three months ended March 31, 1999. This is the result of the net margin declining by 0.03% from 2.84% to 2.81% for the three months ended March 31, 1998 and 1999 respectively.

INTEREST INCOME.   Interest income decreased by $277,000 or
5.0%, from $5.5 million for the three months ended March 31, 1998 to $5.2 million for the three months ended March 31, 1999. Interest income on loans decreased by $224,000 or 6.3% from $3.5 million for the three months ended March 31, 1998 to $3.3 million for the three months ended March 31, 1999. The annualized yields based on the average loan balance decreased 27 basis points from 8.78% for the three months ended March 31, 1998 to 8.51% for the three months ended March 31, 1999 as a result of lower rates in the market. The increase in interest income on mortgage-backed and related securities of $294,000 or 78.0%, was due to the change in the investment portfolio from short term callable securities to longer term mortgage-backed and related securities. Interest income on investments and interest-bearing deposits decreased $347,000 or 21.9% as the average balance decreased as a result of the portfolio restructure.

INTEREST EXPENSE.   Interest expense decreased $88,000 or 2.8%,
from $3.1 million for the three months ended March 31, 1998 to $3.0 million for the three months ended March 31, 1999. Interest on deposits increased by $19,000 or 0.8%, from $2.4 million for the three months ended March 31, 1998 to $2.4 million for the three months ended March 31, 1999. Average deposits increased $15.5 million or 7.5%, from $205.7 million for the three months ended March 31, 1998 to $221.2 million for the three months ended March 31, 1999. Average cost of deposits (on an annualized basis) decreased from 4.6% for the three months ended March 31, 1998 to 4.3% for the three months ended March 31, 1999. Interest on other borrowed funds decreased $107,000 or 14.3%, from $749,000 for the three months ended March 31, 1998 to $642,000 for the three months ended March 31, 1999. The decrease was primarily due to the retirement in 1998 of the $5.6 million borrowed to fund the acquisitions made in 1997.

PROVISION FOR LOAN LOSSES. The Company established provisions for loan losses of $78,000 and $135,000 for the three months ended March 31, 1999 and 1998 respectively. The Company's provisions for loan losses for the three months ended March 31, 1999, were made to maintain the allowance for loan losses at an adequate level during that period.

NONINTEREST INCOME.   Noninterest income increased by $87,000,
or 23.0%, from $378,000 for the three months ended March 31, 1998 to $465,000 for the three months ended March 31, 1999. Of the increase, service fees increased $49,000 or 15.2%, from $323,000 for the three months ended March 31, 1998 to $372,000 for the three months ended March 31, 1999 as the result of new fee schedules introduced in 1999. In addition, insurance and annuity commissions increased $27,000 or 64.3%, as the result of annuity sales.

NONINTEREST EXPENSE.   Noninterest expense decreased by $93,000,
or 3.9%, from $2.4 million for the three months ended March 31, 1998 to $2.3 million for the three months ended March 31, 1999. Compensation and benefits decreased $143,000, from $1.3 million for the three months ended March 31, 1998 to $1.1 million for the three months ended March 31, 1999. Included in the March 31, 1998 figure is $147,000 (pre-tax) to close the defined benefit plan. Other expenses increased $50,000 or 4.5%, from $1.1 million for the three months ended March 31, 1998 to $1.2 million for the three months ended March 31, 1999.

INCOME TAX EXPENSE.   The Company's income tax expense was
estimated at $81,000 and $80,000 for the three months ended
March 31, 1999 and 1998, respectively.   The effective tax rate
for the three months ended March 31, 1999 and 1998 was 30.0% and 34.3%, respectively.

FORWARD-LOOKING STATEMENTS

When used in this Form 10-Q, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in our market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in our market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We wish to caution you not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We wish to advise you that the factors listed above could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

YEAR 2000 READINESS DISCLOSURE

The following information constitutes "Year 2000 Readiness
Disclosure" under the Year 2000 Information and Readiness
Disclosure Act.

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

The Company has conducted a comprehensive review of its computer system to identify applications that could be affected by the "Year 2000" issue, and has developed an implementation plan to address the issue. All of the material data processing of the Company that could be affected by this problem is provided by third party suppliers. Management closely monitors the progress of the suppliers in resolving this potential problem and reports the status of their progress to the Board of Directors on a monthly basis. During the fourth quarter of 1998, the Company conducted testing of its mission critical banking applications through the third party data processing suppliers. The results of the testing were favorable. The Company's contingency plan, which addresses how it will operate should a natural disaster affect any of the Company's operating segments or mission critical data processing suppliers, was tested during the first quarter of 1999 with the results being favorable. The Company has developed a business resumption plan, which addresses how it will resume operations should an uncontrollable situation, such as power failure or loss of telecommunication, occur due to a "Year 2000" issue. The plan is scheduled for testing in the second quarter of 1999. The Company has developed a customer awareness plan that is designed to promote and educate its customers and the general public on the issues of how the Company and the entire banking industry is preparing for the "Year 2000". In the fourth quarter of 1998 the Company completed a risk assessment of its commercial and agricultural borrowers, with indebtedness to the company of $250,000 for Community Bank & Trust, NA and $100,000 or more for all other affiliates, concerning their compliance with the "Year 2000" issue. The Company has projected that the expenses of these plans should not exceed $163,000. The regulatory bodies, which regulate the Company, have established detailed timeframes for compliance with the Federal Financial Institutions Examination Council (FFIEC) specified time tables for "Year 2000" preparedness plans and the Company has achieved those timeframes.

The Company believes that the potential effects on our internal operations from Year 2000 issues can and will be addressed prior to the Year 2000. However, as unforeseen circumstances arise, the Year 2000 issue could disrupt our normal business operations. The most reasonably likely worst case Year 2000 scenarios foreseeable at this time would include our not being able to systematically process, in some combination, various types of customer transactions. This could affect our ability to accept deposits or process withdrawals, originate new loans or accept loan payments in the automated manner we currently utilize. Depending upon how long this scenario lasted, this could have a material adverse effect on our operations. Our Contingency Plan addresses alternative methods to enable us to continue to offer basic services to our customers. The costs of our Year 2000 project and our benchmark dates are based on our best estimates, which are based on a number of assumptions including future events. We cannot guarantee that these estimates will be achieved at the cost disclosed or within the time frames indicated.

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

The Company has other sources of liquidity if there is a need for funds. The Company has a portfolio of investment securities and mortgage-backed and related securities with an aggregate market value of $92.5 million at March 31, 1999 classified as available for sale. Another source of liquidity is the Bank's ability to obtain advances from the FHLB of Chicago. In addition, the Company maintains a significant portion of its investments in interest-bearing deposits at other financial institutions that will be available when needed.

The Company anticipates that it will have sufficient funds available to meet commitments outstanding and to meet loan demand. As of March 31, 1999, the Company's ratios of Tier I capital to adjusted total assets was 9.9%, as compared to the required level of 3.0%, respectively. The risk-based capital ratio at that date was 19.9%, as compared to the requirement of 8.0%.

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

    ITEM 5.  OTHER INFORMATION

    None

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    The following exhibit is filed herewith:

    (a)  Exhibit 27  Financial Data Schedule for the three
                       month period ended March 31, 1999
    (b)  Reports on Form 8-K.  None.

                            SIGNATURES

    Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 COMMUNITY FINANCIAL CORP.



Date:  May 12, 1999              /s/ Wayne H. Benson
                                 -------------------
                                 Wayne H. Benson
                                 (Chief Executive Officer)





Date:  May 12, 1999              /s/ Douglas W. Tompson
                                 ----------------------------
                                 Douglas W. Tompson
                                 (Principal Financial Officer)