Form 10QSB
period 1999-06-30
COMMUNITY FINANCIAL CORP /IL/
filed 1999-08-16
CIK 934858

          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549

          _________________________________

                       FORM 10-Q



(Mark One)
[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1999


                                OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


Commission File Number:  0-26292


               COMMUNITY FINANCIAL CORP.
-----------------------------------------------------
(Exact name of registrant as specified in its charter)


         ILLINOIS                               37-1337630
-------------------------------            --------------------
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)            Identification No.)


240 E. CHESTNUT STREET, OLNEY, ILLINOIS            62450-2295
---------------------------------------            ----------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:
                  (618) 395-8676
                  --------------

        Indicate by check mark whether the registrant (1) has
filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the
preceding 12 months (or for such shorter period that the
registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety
days.  Yes  X   No
           ---     ---

        As of August 19, 1999, the Registrant had 2,223,645 shares of Common Stock issued and outstanding.

                             CONTENTS


PART I.  FINANCIAL INFORMATION                            PAGE
         ---------------------                            ----

  Item 1.  Financial Statements

           Consolidated Balance Sheets as of June 30, 1999
             and December 31, 1998. . . . . . . . . . . . . .  3

           Consolidated Statements of Income for the
             Three-Month and Six-Month Periods Ended
             June 30, 1999 and 1998 . . . . . . . . . . . . .  4

           Consolidated Statements of Cash Flows for the
             Three-Month and Six-Month Period Ended June
             30, 1999 and 1998. . . . . . . . . . . . . . . .  5

           Consolidated Statements of Stockholders'
             Equity for the Six-Month Period Ended
             June 30, 1999. . . . . . . . . . . . . . . . . .  7

           Notes to Consolidated Financial Statements . . . .  8


  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations .  10


PART II.  OTHER INFORMATION
          -----------------

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

                  PART 1 - FINANCIAL INFORMATION
            COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                      (DOLLARS IN THOUSANDS)

                                                        JUNE 30    DECEMBER 31
                                                          1999        1998
ASSETS                                                (UNAUDITED)   (AUDITED)
------                                                  -------    -----------
CASH AND CASH EQUIVALENTS:
  CASH                                                 $   6,071    $   8,134
  INTEREST BEARING DEPOSITS                                5,597       14,768
                                                       ---------    ---------
TOTAL CASH AND CASH EQUIVALENTS                           11,668       22,902

TIME DEPOSITS                                                  0            0
SECURITIES AVAILABLE FOR SALE (amortized cost             51,292       52,102
  of $52,107 (1999) and $52,171 (1998))
SECURITIES HELD TO MATURITY (estimated market value       19,389       16,921
  of $19,354 (1999) and $17,132 (1998))
MORTGAGE-BACK & RELATED SECURITIES AVAILABLE FOR SALE     41,722       42,797
  (amortized cost of $42,810 (1999) and $42,728(1998))
MORTGAGE-BACK & RELATED SECURITIES HELD TO MATURITY          394          442
  (estimated market value of $414 (1999) and $464
  (1998))
LOANS RECEIVABLE, net                                    174,876      157,207
FORECLOSED REAL ESTATE, net                                  432          436
REAL ESTATE HELD FOR SALE                                      0            0
ACCRUED INTEREST RECEIVABLE                                2,930        3,094
PREMISES AND EQUIPMENT, net                                7,931        7,635
PREPAID INCOME TAXES                                          24            0
DEFERRED INCOME TAXES                                        920          275
GOODWILL                                                   4,276        4,456
CORE DEPOSIT INTANGIBLE                                      498          517
OTHER ASSETS                                               1,098        1,056
                                                       ---------    ---------
      TOTAL ASSETS                                     $ 317,450    $ 309,840
                                                       =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

DEPOSITS                                               $ 222,962    $ 223,933
FEDERAL HOME LOAN BANK ADVANCES                           42,241       44,100
REPURCHASE AGREEMENTS                                      8,631        4,296
FEDERAL FUNDS PURCHASED                                    7,700            0
ADVANCES FROM BORROWERS FOR TAXES AND INSURANCE              115           32
ACCRUED INTEREST PAYABLE                                     568          493
ACCRUED INCOME TAXES                                           0           58
OTHER LIABILITIES                                            804        1,662
                                                       ---------    ---------
      TOTAL LIABILITIES                                $ 283,021    $ 274,574
                                                       ---------    ---------
STOCKHOLDERS' EQUITY:
  COMMON STOCK, $.01 PAR VALUE PER SHARE:
  7,000,000 SHARES AUTHORIZED; 2,223,645
  AND 2,242,612 SHARES ISSUED AT JUNE 30, 1999
  AND DECEMBER 31, 1998                                $      26    $      26
  ADDITIONAL PAID-IN CAPITAL                              25,649       25,649
  TREASURY STOCK                                          (5,467)      (5,273)
  UNALLOCATED ESOP SHARES                                 (1,114)      (1,164)
  SHARES HELD FOR MANAGEMENT RECOGNITION PLAN               (461)        (569)
  RETAINED EARNINGS                                       17,054       16,593
  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)           (1,258)           4
                                                       ---------    ---------
      TOTAL STOCKHOLDER EQUITY                         $  34,429    $  35,266
                                                       ---------    ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 317,450    $ 309,840
                                                       =========    =========

See accompanying notes to consolidated financial statements.

                     COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF INCOME
                               (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)

                                             THREE MONTHS ENDED   SIX MONTHS ENDED
                                                   JUNE 30            JUNE 30
                                               1999      1998      1999      1998
                                             ------------------   ----------------
INTEREST INCOME:
   INTEREST ON LOANS                          $3,604   $3,467     $ 6,912   $ 7,000
   INTEREST ON MORTGAGE-BACKED AND
     RELATED SECURITIES                          661      272       1,332       649
   INTEREST ON INVESTMENTS AND INTEREST-
     BEARING DEPOSITS                          1,167    1,807       2,407     3,395
                                              ------   ------     -------   -------
     TOTAL INTEREST INCOME                    $5,432   $5,546     $10,651   $11,044
                                              ------   ------     -------   -------
INTEREST EXPENSE:
   INTEREST ON DEPOSITS                       $2,372   $2,445     $ 4,774   $ 4,828
   INTEREST ON OTHER BORROWED FUNDS              679      738       1,321     1,487
                                              ------   ------     -------   -------
     TOTAL INTEREST EXPENSE                   $3,051   $3,183     $ 6,095   $ 6,315
                                              ------   ------     -------   -------

     NET INTEREST INCOME                      $2,381   $2,363     $ 4,556   $ 4,729

PROVISIONS FOR LOAN LOSSES                    $  188   $  132     $   266   $   268
                                              ------   ------     -------   -------
     NET INTEREST INCOME AFTER PROVISION
       FOR LOAN LOSSES                        $2,193   $2,231     $ 4,290   $ 4,461
                                              ------   ------     -------   -------
NON-INTEREST INCOME:
   SERVICE FEES                               $  474   $  332     $   846   $   654
   INSURANCE AND ANNUITY COMMISSIONS              91       71         160       113
   NET GAIN (LOSS) ON SALE OF SECURITIES           0        0           0         0
   NET GAIN (LOSS) ON SALE OF FIXED ASSETS         0        0           0         0
   OTHER                                          15       23          39        37
                                              ------   ------     -------   -------
     TOTAL NON-INTEREST INCOME                $  580   $  426     $ 1,045   $   804
                                              ------   ------     -------   -------
NON-INTEREST EXPENSE:
   COMPENSATION AND BENEFITS                  $1,170   $1,029     $ 2,290   $ 2,292
   OCCUPANCY                                     155      117         298       237
   EQUIPMENT AND FURNISHING                      192      123         364       257
   DATA PROCESSING                               154      153         322       306
   FEDERAL DEPOSIT INSURANCE PREMIUMS             42       23          84        45
   PROFESSIONAL FEES                             129      113         203       237
   SUPPLIES                                       72       63         150       116
   GOODWILL                                      100      105         200       195
   OTHER                                         411      393         795       808
                                              ------   ------     -------   -------
     TOTAL NON-INTEREST EXPENSE               $2,425   $2,119     $ 4,706   $ 4,493
                                              ------   ------     -------   -------
     INCOME BEFORE INCOME TAXES               $  348   $  538     $   629   $   772

PROVISION FOR INCOME TAXES                        87      191         168       271
                                              ------   ------     -------   -------
     NET INCOME                               $  261   $  347     $   461   $   501
                                              ======   ======     =======   =======
BASIC EARNINGS PER SHARE                      $ 0.12   $ 0.16     $  0.22   $  0.23
                                              ======   ======     =======   =======
DILUTED EARNINGS PER SHARE                    $ 0.12   $ 0.15     $  0.22   $  0.22
                                              ======   ======     =======   =======

See accompanying notes to consolidated financial statements.

                      COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                               (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)

                                             THREE MONTHS ENDED   SIX MONTHS ENDED
                                                   JUNE 30            JUNE 30
                                               1999      1998      1999      1998
                                             ------------------   ----------------
OPERATING ACTIVITIES:
   NET INCOME                                $    261 $    347  $    461 $    501
   ADJUSTMENTS TO RECONCILE NET INCOME TO
    NET CASH PROVIDED BY OPERATING
    ACTIVITIES:
    PROVISION FOR DEPRECIATION                    167      124       347      248
    PROVISION FOR LOAN LOSSES                     188      132       266      268
    ACCRETION OF DISCOUNTS ON SECURITIES          (10)     (23)      (30)     (53)
    AMORTIZATION OF PREMIUMS ON SECURITIES         37      (10)       80       23
    AMORTIZATION OF GOODWILL & CORE DEPOSIT
      INTANGIBLES                                 100      105       200      195
    AMORTIZATION OF MANAGEMENT RECOGNITION
      PLAN                                         54       63       108      125
    (INCREASE) DECREASE IN ACCRUED INTEREST
      RECEIVABLE                                  419     (608)      164     (397)
    (INCREASE) DECREASE IN OTHER ASSETS          (381)     373       (45)     307
    (DECREASE) INCREASE IN ACCRUED INCOME TAXES  (163)     (48)      (82)      52
    (INCREASE) DECREASE IN DEFERRED INCOME
      TAXES                                      (502)      (9)     (645)      (4)
    INCREASE (DECREASE) IN ACCRUED INTEREST
      PAYABLE                                     (16)      47        75      225
    INCREASE (DECREASE) IN OTHER LIABILITIES       51       27      (858)    (324)
    LOSS (GAIN) ON SALE OF SECURITIES AND
      MORTGAGE-BACKED AND RELATED SECURITIES        0        0         0        0
    LOSS (GAIN) IN SALE OF PREMISES AND
      EQUIPMENT                                     0        0         0        0
                                             -------- --------   ------- --------
     NET CASH (USED IN) PROVIDED BY OPERATING
       ACTIVITIES                            $    205 $    520   $    41 $  1,166
                                             -------- --------   ------- --------
INVESTING ACTIVITIES:
    PROCEEDS FROM SALES OF SECURITIES
      AVAILABLE FOR SALE                            0        0         0        0
    PROCEEDS FROM SALES OF SECURITIES HELD
      TO MATURITY                                   0        0         0        0
    PROCEEDS FROM MATURITIES OF SECURITIES
      HELD TO MATURITY                          1,808    2,141     5,153    8,943
    PROCEEDS FROM MATURITIES OF SECURITIES
      AVAILABLE FOR SALE                        3,338    8,385    18,018   21,479
    PROCEEDS FROM SALES OF MORTGAGE-BACKED
      AND RELATED SECURITIES AVAILABLE
      FOR SALE                                      0       92         0    1,895
    PROCEEDS FROM SALES OF MORTGAGE-BACKED
      AND RELATED SECURITIES HELD TO MATURITY       0       50         0      250
    PURCHASE OF MORTGAGE-BACKED AND RELATED
      SECURITIES AVAILABLE FOR SALE            (2,000)       0    (5,000)       0
    PURCHASE OF SECURITIES AVAILABLE
      FOR SALE                                 (5,478) (16,291)  (17,478) (39,965)
    PURCHASE OF SECURITIES HELD TO MATURITY    (2,816)  (3,575)   (7,366) (11,975)
    PROCEEDS FROM MATURING TIME DEPOSITS            0        0         0        0
    PURCHASE OF LOANS                               0        0         0        0
    DECREASE (INCREASE) IN LOAN RECEIVABLE    (11,659)   2,290   (17,669)   7,205
    PRINCIPAL COLLECTED ON MORTGAGE-BACKED
      AND RELATED SECURITIES AVAILABLE
      FOR SALE                                  2,203    2,153     4,523    3,441
    PRINCIPAL COLLECTED ON MORTGAGE-BACKED
      AND RELATED SECURITIES HELD TO
      MATURITY                                     35       25        47       60
    DECREASE (INCREASE) IN FORECLOSED REAL
      ESTATE                                      (90)      90        (4)    (578)
    PURCHASE OF PREMISES AND EQUIPMENT           (174)    (672)     (643)    (797)
    PROCEEDS FROM SALE OF EQUIPMENT                 0        0         0        0
    PURCHASE OF FEDERAL HOME LOAN BANK STOCK        0      (94)        0     (305)
    PURCHASE OF FEDERAL RESERVE BANK STOCK          0        0         0        0
    PROCEEDS FROM SALE OF FEDERAL HOME LOAN
      BANK STOCK                                    0        0         0        0
                                             -------- --------   ------- --------
     NET CASH (USED IN) PROVIDED BY
      INVESTING ACTIVITIES                   $(14,833)$ (5,406) $(20,419)$(10,347)
                                             -------- --------   ------- --------

                     COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                               (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)

                                             THREE MONTHS ENDED   SIX MONTHS ENDED
                                                   JUNE 30            JUNE 30
                                               1999      1998      1999      1998
                                             ------------------   ----------------
FINANCING ACTIVITIES:
    NET INCREASE (DECREASE) IN DEPOSITS      $ (3,251) $ 6,601  $   (971)$  5,075
    (DECREASE) INCREASE IN ADVANCES FROM
      BORROWERS FOR TAXES AND INSURANCE            58        5        83       32
    INCREASE (DECREASE) IN BORROWINGS           5,841      160     5,841    5,854
    INCREASE IN REPURCHASE AGREEMENTS           5,169        0     4,335        0
    PROCEEDS FROM SALE OF STOCK                     0        0         0        0
    UNEARNED EMPLOYEE STOCK OWNERSHIP PLAN          0       52        50       52
    MARKET ADJUSTMENT OF EMPLOYEE STOCK
      OWNERSHIP PLAN                                0        0         0        0
    PURCHASE OF SHARES FOR MRP                      0        0         0        0
    MARKET ADJUSTMENT OF MRP                        0        0         0        0
    STOCK OPTION PLAN                               0        0         0      (60)
    PURCHASE OF TREASURY STOCK                   (194)       0      (194)       0
                                             -------- --------  -------- --------
     NET CASH (USED IN) PROVIDED BY FINANCING
        ACTIVITIES                           $  7,623 $  6,818  $  9,144 $ 10,953
                                             -------- --------  -------- --------
     INCREASE (DECREASE) IN CASH AND CASH
        EQUIVALENTS                            (7,005)   1,932   (11,234)   1,772

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                       18,673   26,564    22,902   26,724
                                             -------- --------  -------- --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD   $ 11,668 $ 28,496  $ 11,668 $ 28,496
                                             ======== ========  ======== ========
SUPPLEMENTAL DISCLOSURES:
  ADDITIONAL CASH FLOWS INFORMATION:
   CASH PAID FOR:
    INTEREST ON DEPOSITS, ADVANCES AND
     OTHER BORROWINGS                        $  3,304 $  3,230  $  6,170 $  6,540

   INCOME TAXES:
    FEDERAL                                  $    250 $     50  $    250 $    220
    STATE                                    $      0 $     20  $      0 $     20

SCHEDULE OF NONCASH INVESTING ACTIVITIES:
  STOCK DIVIDENDS DISTRIBUTED BY THE
   FEDERAL HOME LOAN BANK OF CHICAGO         $      0 $      0  $      0 $      0

  SECURITIES, MORTGAGE-BACKED AND RELATED
    SECURITIES TRANSFERRED TO AVAILABLE
    FOR SALE                                 $      0 $      0  $      0 $      0

  CHANGE IN UNREALIZED GAIN (LOSS)
   ON SECURITIES AVAILABLE FOR SALE          $ (1,482)$   (135) $ (1,892)$    (75)

  CHANGE IN DEFERRED INCOME TAXES
   ATTRIBUTED TO UNREALIZED GAIN (LOSS)
   ON SECURITIES AVAILABLE FOR SALE          $    506 $     57  $    637 $     21


            COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (DOLLARS IN THOUSANDS)
                           (UNAUDITED)

                                                                                    ACCUMULATED
                              ADDITIONAL          UNALLOCATED                          OTHER             COMPRE-
                       COMMON  PAID-IN   TREASURY    ESOP          MRP     RETAINED COMPREHENSIVE        HENSIVE
                        STOCK  CAPITAL    STOCK     SHARES        STOCK    EARNINGS    INCOME    TOTAL   INCOME
                       -----------------------------------------------------------------------------------------
BALANCE
  DECEMBER 31, 1998      $26  $25,649   ($5,273)   ($1,164)     ($  569)   $16,593      $   4  $35,266

COMPREHENSIVE INCOME
 NET INCOME                                                                   $461                $461   $   461
                                                                                                         -------
 OTHER COMPREHENSIVE INCOME
  UNREALIZED GAINS (LOSS)
   ON SECURITIES                                                                                         $(1,903)
  RELATED TAX EFFECTS                                                                                        641
                                                                                                         -------

 OTHER COMPREHENSIVE INCOME                                                           $(1,262) $(1,262)  $(1,262)
                                                                                                         -------
COMPREHENSIVE INCOME                                                                                     $  (801)
SALE OF                                                                                                  =======
COMMON STOCK                                                                                        $0

UNALLOCATED
ESOP SHARES                                           $ 50                                        $ 50

SHARES HELD FOR
FOR MANAGEMENT
RECOGNITION PLAN                                                   $108                           $108

TREASURY STOCK                            $(194)                                                 $(194)

ESOP SOP 93-6
ADJUSTMENT                                                                                          $0

STOCK OPTION PLAN                                                                                   $0

DIVIDENDS                                                                                           $0
                         -----------------------------------------------------------------------------
BALANCE
June 30, 1999            $26  $25,649   ($5,467)   ($1,114)       ($461)   $17,054    $(1,258) $34,429
                         =============================================================================


See accompanying notes to consolidated financial statements.

      COMMUNITY FINANCIAL CORP. and SUBSIDIARIES
      Notes to Consolidated Financial Statements
                        June 30, 1999

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

(2) BASIS OF PRESENTATION
    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements, have been included in the results of operations for the three months ended and six months ended June 30, 1999 and 1998.

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

(4) EARNINGS PER SHARE

                                      Income         Shares          Per Share
                                                                      Amount
                                      ----------------------------------------
               For the three months ended June 30, 1999
               ----------------------------------------
     Basic earnings per share:
     Income available to
       Common Shareholders            $ 261,000      2,093,519       $    0.12

     Effect of dilutive activities:
     Stock options                                           0
     Management recognition plan                             0

     Dilutive earnings per share:
     Income available to
       Common Shareholders            $ 261,000      2,093,519       $    0.12

               For the six months ended June 30, 1999
                --------------------------------------
     Basic earnings per share:
     Income available to
       Common Shareholder             $ 461,000      2,090,666       $    0.22

     Effect of dilutive activities:
     Stock options                                           0
     Management recognition plan                             0

     Dilutive earnings per share:
     Income available to
       Common Shareholders            $ 461,000      2,090,666       $    0.22

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------------

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1999 AND DECEMBER
31, 1998.

Total assets increased by $ 7.7 million, or 2.5%, from $309.8 million at December 31, 1998 to $317.5 million at June 30, 1999. Total cash and cash equivalents (which includes federal funds sold) decreased by $11.2 million or 48.9% from $22.9 million at December 31, 1998 to $11.7 million at June 30, 1999. The decrease was primarily used to fund the increase in the loan portfolio. The Company's loan portfolio increased by $17.7 million, or 11.3% from $157.2 million at December 31, 1998 to $174.9 million at June 30, 1999. The increase was primarily due to increases in the Automobile and Commercial portfolios. The automobile portfolio increased $8.7 million, or 36.0%, from $24.2 million at December 31, 1998 to $32.9 million at June 30, 1999 as a carry over of the first quarters aggressive campaign. The commercial portfolio increased $7.2 million, or 13.3%, from $54.3 million at December 31, 1998 to $61.5 million at June 30, 1999 as a result of planned expansion in the portfolio. During the six months ended June 30, 1999, the Company's portfolio of investment securities and mortgage-backed and related securities, classified as available for sale pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, decreased capital by $1.3million (net of taxes) as a result of a decrease in the market value. Total liabilities increased by $8.3 million or 3.0% from $274.6 million at December 31, 1998 to $282.9 million at June 30, 1999. The increase was primarily due to an increase of $7.7 million in fed funds purchased used to fund the increased loan demand.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS AND SIX
MONTHS ENDED JUNE 30, 1999 AND 1998.

NET INCOME.   Net income decreased by $86,000 or 24.8%, from
$347,000 for the three months ended June 30, 1998, to $261,000 for the three months ended June 30, 1999. The decrease is partly due to an increase in provisions for loan losses of $56,000 or 42.4%, from $132,000 for the three months ended June 30, 1998 to $188,000 for the three months ended June 30, 1999. The increase in the provision for loan losses was the result of recognizing the risk in the growth of the loan portfolio during the three months ended June 30, 1999 as the average loan volume increased $15.6 million, or 10.1%, from $154.8 million for the three months ended June 30, 1998 to $170.4 million for the three months ended June 30, 1999.

Net income decreased by $40,000 or 8.0%, from $501,000 for the six months ended June 30, 1998, to $461,000 for the six months ended June 30, 1999. Net interest income decreased by $173,000, or 3.7%, from $4.7 million for the six months ended June 30, 1998 to $4.6 million for the six months ended June 30, 1999. Non-interest income increased $241,000, or 30.0%, which was primarily the result of the increased loan growth. Non-interest expense increased $213,000, or 4.7%, which was primarily due to increased depreciation expense as a result of the system upgrade that was completed in the forth quarter of 1998. Provision for income taxes decreased $103,000, or 38.0%, due to a decrease of $143,000 of taxable income and a lower tax rate which reflects the effective tax rate reported for the calendar year 1998 which was 29.6%.

NET INTEREST INCOME.   Net interest income increased $18,000, or
0.8%, from $2.4 million for the three months ended June 30, 1998, to $2.4 million for the three months ended June 30, 1999. The increase was due to an annualized increase of 17 basis points in the spread on the yield of interest earning assets minus the cost of interest bearing liabilities, from 2.66% for the three months ended June 30, 1998 to 2.83% for the three months ended June 30, 1999.

Net interest income decreased by $173,000, or 3.7%, from $4.7 million for the six months ended June 30, 1998 to $4.6 million for the six months ended June 30, 1999. The decrease was primarily the result of the average volume of interest bearing liabilities increasing by $12.1 million, or 4.8% from $253.7 million for the six months ended June 30, 1998 to $265.8 million for the six months ended June 30, 1999 as compared to the average volume of interest earning assets increasing $1.9 million, or 0.7%, from $285.7 million for the six months ended June 30, 1998 to $287.6 million for the six months ended June 30, 1999. On an annualized basis, the average cost of interest bearing liabilities decreased by 4 basis points from 5.0% for the six months ended June 30, 1998 to 4.6% for the six months ended June 30, 1999 while the average yield on interest earning assets decreased by 3 basis points from 7.7% for the six months ended June 30, 1998 to 7.4% for the six months ended June 30, 1999.

INTEREST INCOME.   Interest income decreased by $114,000, or
2.1%, from $5.5 million for the three months ended June 30, 1998 to $5.4 million for the three months ended June 30, 1999. The decrease is primarily the result of rapid volume change and decreasing yields. The average loan volume increased $15.6 million, or 10.1%, from $154.8 million for the three months ended June 30, 1998 to $170.4 million for the three months ended June 30, 1999 while the annualized yield decreased 0.5% from 9.0% to 8.5% for the three months ended June 30, 1998 and 1999 respectively. While the yield decreased by 50 basis points the increased volume will generate a projected increase of $552,000 (on an annualized basis) in loan income. The reduction in rate is a reflection of the competition in the company's lending area. The average volume for mortgage-backed and related securities, investments and interest-bearing deposits decreased $3.2 million, or 2.6%, from $122.2 million for the three months ended June 30, 1998 to $119.0 for the three months ended June 30, 1999 while the annualized yield decreased 7 basis points from 6.8% to 6.1% for the three months ended June 30, 1998 and 1999 respectively. The decrease in the investment portfolio was reinvested into the loan portfolio which has a higher yield than the investment portfolio.

Interest income decreased by $393,000, or 3.6%, from $11.0 million for the six months ended June 30, 1998 to $10.7 million for the six months ended June 30, 1998. The decrease is primarily the result of rapid volume changes and decreasing yields. The average loan volume decreased by $6.2 million , or 3.9%, from $161.0 million for the three months ended March 31, 1998 to $154.8 million for the three months ended June 30, 1998 compared to a $15.0 million, or 9.7%, increase from $155.4 million for the three months ended March 31, 1999 to $170.4 million for the three months ended June 30, 1999. The average loan volume increased $5.0 million, or 3.2%, from $157.9 million for the six months ended June 30, 1998 to $162.9 million for the six months ended June 30, 1999 while the annualized yield decreased 0.4% from 8.9% to 8.5% for the six months June 30, 1998 and 1999 respectively. The average volume for mortgage-backed and related securities, investments and interest-bearing deposits increased $1.9 million, or 1.6%, from $118.1 million for the six months ended June 30, 1998 to $120.0 for the six months ended June 30, 1999 while the annualized yields decreased 0.7%, from 6.9% to 6.2% for the three months ended June 30, 1998 and 1999 respectively.

INTEREST EXPENSE.   Interest expense decreased by $132,000 or
4.1%, from $3.2 million for the three months ended June 30, 1998 to $3.1 million for the three months ended June 30, 1999. The decrease is primarily the result of decreasing rates on the cost of funds. The average volume of interest bearing deposits increased $10.5 million or 5.1%, from $205.4 million for the three months ended June 30, 1998 to $215.9 million for the three months ended June 30, 1999. The annualized rate decreased 4 basis points, from 4.8% to 4.4% for the three months ended June 30, 1998 and 1999 respectively. The average volume on borrowed funds decreased $659,000, or 1.3%, from $49.2 million for the three months ended June 30, 1998 to $48.6 million for the three months ended June 30, 1999. The annualized rate on borrowed funds decreased 4 basis points, from 6.0% to 5.6% for the three months ended June 30, 1998 and 1999 respectively.

Interest expense decreased by $220,000 or 3.5%, from $6.3 million for the six months ended June 30, 1998 to $6.1 million for the six months ended June 30, 1999. The decrease is primarily the result of decreasing rates on the cost of funds. The average volume of interest bearing deposits increased $13.1 million or 6.4%, from $205.5 million for the six months ended June 30, 1998 to $218.6 million for the six months ended June 30, 1999. The annualized rate decreased 0.3%, from 4.7% to 4.4% for the six months ended June 30, 1998 and 1999 respectively. The average volume on borrowed funds decreased $1.0 million, or 2.1%, from $48.2 million for the six months ended June 30, 1998 to $47.2 million for the six months ended June 30, 1999. The annualized rate on borrowed funds decreased 0.6%, from 6.2% to 5.6% for the six months ended June 30, 1998 and 1999 respectively.

PROVISION FOR LOAN LOSSES.   The Company established provisions
for loan losses of $188,000 and $132,000 for the three months ended June 30, 1999 and 1998, respectively. For the first six months ended June 30, 1999 and 1998, respectively, the provision account has been charged $266,000 and $268,000. The increase in the provision for loan losses was the result of recognizing the risk in the growth of the loan portfolio during the three months ended June 30, 1999 as the average loan volume increased $15.6 million, or 10.1%, from $154.8 million for the three months ended June 30, 1998 to $170.4 million for the three months ended June 30, 1999.

NONINTEREST INCOME.   Noninterest income increased by $154,000,
from $426,000 for the three months ended June 30, 1998 to $580,000 for the three months ended June 30, 1999. Of the increase, $142,000 was due to increased service fees which is a result of growth in both the loan portfolio and deposit accounts.

Noninterest income increased by $241,000, from $804,000 for the six months ended June 30, 1998 to $1.0 million for the six months ended June 30, 1999. Of the increase, $192,000 was due to increased service fees which is a result of growth in both the loan portfolio and deposit accounts.

NONINTEREST EXPENSE.   Noninterest expense increased by
$306,000, or 14.4%, from $2.1 million for the three months ended June 30, 1998 to $2.4 million for the three months ended June 30, 1999. Of the increase, $141,000 was due to the increase in compensation and benefits as the average number of employees has increased by 11 from 117 to 128 for the three months ended June 30, 1998 and 1999 respectively. Equipment and furnishing expense increased $69,000 due to the additional depreciation on the system upgrade completed in the forth quarter of 1998.

Noninterest expense increased by $213,000, or 4.7%, from $4.5 million for the six months ended June 30, 1998 to $4.7 million for the six months ended June 30, 1999. Of the increase, $61,000 was due to increased taxes on real estate from $237,000 to $298,000 for the six months ended June 30, 1998 and 1999 respectively. In addition equipment and furnishing expense increased $107,000, from $257,000 to $364,000 for the six months ended June 30, 1998 and 1999, respectively, as the result of the system upgrade completed in the forth quarter of 1998.

INCOME TAX EXPENSE.   The Company's income tax expense was
estimated at $87,000 and $191,000 for the three months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 and 1998, income taxes were estimated to be $168,000 and $271,000, respectively. Provision for income taxes decreased $103,000, or 38.0%, due to a decrease of $143,000 of taxable income and applying a lower tax rate which reflects the effective tax rate reported for the calendar year 1998 which was 29.6%.

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

The Company has other sources of liquidity if there is a need for funds. The Company has a portfolio of investment securities and mortgage-backed and related securities with an aggregate market value of $93.0 million at June 30, 1999 classified as available for sale. Another source of liquidity is the Bank's ability to obtain advances from the FHLB of Chicago. In addition, the Company maintains a significant portion of its investments in interest-bearing deposits at other financial institutions that will be available when needed.

The Company anticipates that it will have sufficient funds available to meet commitments outstanding and to meet loan demands. As of June 30, 1999, the Company's ratios of Tier
1 capital to average total assets was 10.0%, as compared to the required level of 4.0%, respectively. The risk-based capital ratio at that date was 18.5%, as compared to the requirement of 8.0%.

PART II.  OTHER INFORMATION
          -----------------

     ITEM 1. LEGAL PROCEEDINGS

     None

     ITEM 2. CHANGES IN SECURITIES

     None

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY-HOLDERS

     The Company's Annual Meeting of Stockholders was held on
     April 26, 1999. 1,829,254 shares of the Company's common stock were represented at the Annual Meeting in person or by proxy.

     Stockholders voted in favor of the election of three nominees for directors. The voting results for each nominee were as follows:


                      Votes in Favor
     Nominee           of Election         Votes Withheld
     -------          --------------       --------------

Wayne H. Benson          1,736,761            92,493
Gary L. Graham           1,736,835            92,419
Roger L. Haberer         1,736,835            92,419

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




                                 COMMUNITY FINANCIAL CORP.



Date:  August 12, 1999           /s/ Wayne H. Benson
                                 ----------------------------
                                 Wayne H. Benson
                                 (Chief Executive Officer)


Date:  August 12, 1999           /s/ Douglas W. Tompson
                                 ----------------------------
                                 Douglas W. Tompson
                                 (Principal Financial Officer)