Form 10-Q
period 1999-09-30
COMMUNITY FINANCIAL CORP /IL/
filed 1999-11-12
CIK 934858

          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549

          _________________________________

                       FORM 10-Q



(Mark One)
[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1999


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

        As of November 2, 1999, the Registrant had 2,213,645 shares of Common Stock issued and outstanding.

                             CONTENTS


PART I.  FINANCIAL INFORMATION                            PAGE
         ---------------------                            ----

  Item 1.  Financial Statements

           Consolidated Balance Sheets as of September
             30, 1999 and December 31, 1998. . . . . . . . . . 3

           Consolidated Statements of Income for the
             Three-Month and Nine-Month Periods Ended
             September 30, 1999 and 1998. . . . . . . . . . .  4

           Consolidated Statements of Cash Flows for the
             Three-Month and Nine-Month Periods Ended
             September 30, 1999 and 1998. . . . . . . . . . .  5

           Consolidated Statements of Stockholders'
             Equity for the Nine-Month Period Ended
             September 30, 1999 . . . . . . . . . . . . . . .  7

           Notes to Consolidated Financial Statements . . . .  8


  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations .   9


PART II.  OTHER INFORMATION
          -----------------

  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . .  13

  Item 2.  Changes in Securities . . . . . . . . . . . . . .  13

  Item 3.  Defaults Upon Senior Securities . . . . . . . . .  13

  Item 4.  Submission of Matters to a Vote of
             Security-Holders. . . . . . . . . . . . . . . .  13

  Item 5.  Other Information . . . . . . . . . . . . . . . .  13

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . .  13


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .  14

                  PART 1 - FINANCIAL INFORMATION
            COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                      (DOLLARS IN THOUSANDS)

                                                      SEPTEMBER 30  DECEMBER 31
                                                          1999        1998
ASSETS                                                (UNAUDITED)   (AUDITED)
------                                                  -------    -----------
CASH AND CASH EQUIVALENTS:
  CASH                                                 $  5,566    $  8,134
  INTEREST BEARING DEPOSITS                               6,377      14,768
                                                       --------    --------
TOTAL CASH AND CASH EQUIVALENTS                          11,943      22,902

TIME DEPOSITS                                                 0           0
SECURITIES AVAILABLE FOR SALE (amortized cost            45,299      52,102
  of $46,458 (1999) and $52,171 (1998))
SECURITIES HELD TO MATURITY (estimated market value      19,237      16,921
  of $19,121 (1999) and $17,132 (1998))
MORTGAGE-BACK & RELATED SECURITIES AVAILABLE
  FOR SALE (amortized cost of $40,925 (1999) and         39,625      42,797
  $42,728(1998))
MORTGAGE-BACK & RELATED SECURITIES HELD TO MATURITY         377         442
  (estimated market value of $392 (1999) and
  $464 (1998))
LOANS RECEIVABLE, net                                   179,982     157,207
FORECLOSED REAL ESTATE, net                                 416         436
REAL ESTATE HELD FOR SALE                                     0           0
ACCRUED INTEREST RECEIVABLE                               2,851       3,094
PREMISES AND EQUIPMENT, net                               7,881       7,635
PREPAID INCOME TAXES                                          0           0
DEFERRED INCOME TAXES                                     1,108         275
GOODWILL                                                  4,176       4,456
CORE DEPOSIT INTANGIBLE                                     498         517
OTHER ASSETS                                              1,004       1,056
                                                       --------    --------
      TOTAL ASSETS                                     $314,397    $309,840
                                                       ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

DEPOSITS                                               $220,641    $223,933
FEDERAL HOME LOAN BANK ADVANCES                          48,704      44,100
REPURCHASE AGREEMENTS                                     8,514       4,296
FEDERAL FUNDS PURCHASED                                     420           0
ADVANCES FROM BORROWERS FOR TAXES AND INSURANCE              55          32
ACCRUED INTEREST PAYABLE                                    689         493
ACCRUED INCOME TAXES                                        198          58
OTHER LIABILITIES                                           789       1,662
                                                       --------    --------
      TOTAL LIABILITIES                                $280,010    $274,574
                                                       --------    --------
STOCKHOLDERS' EQUITY:
  COMMON STOCK, $.01 PAR VALUE PER SHARE:
  7,000,000 SHARES AUTHORIZED; 2,213,645 AND
  2,242,612 SHARES ISSUED AT SEPTEMBER 30, 1999
  AND DECEMBER 31, 1998                                $     26    $     26
  ADDITIONAL PAID-IN CAPITAL                             25,649      25,649
  TREASURY STOCK                                         (5,565)     (5,273)
    UNALLOCATED ESOP SHARES                              (1,114)     (1,164)
  SHARES HELD FOR MANAGEMENT RECOGNITION PLAN              (407)       (569)
  RETAINED EARNINGS                                      17,421      16,593
  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)          (1,623)          4
                                                       --------    --------
      TOTAL STOCKHOLDERS' EQUITY                       $ 34,387    $ 35,266
                                                       --------    --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $314,397    $309,840
                                                       ========    ========

See accompanying notes to consolidated financial statements.
                             -3-

            COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF INCOME
                     (DOLLARS IN THOUSANDS)
                          (UNAUDITED)

                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                          SEPTEMBER 30          SEPTEMBER 30
                                       1999          1998     1999         1998
                                       ------------------     -----------------
INTEREST INCOME:
   INTEREST ON LOANS                $   3,825   $   3,455   $  10,737   $ 10,455
   INTEREST ON MORTGAGE-BACKED
     AND RELATED SECURITIES               663         369       1,995      1,018
   INTEREST ON INVESTMENTS AND
     INTEREST-BEARING DEPOSITS          1,054       1,742       3,461      5,137
                                    ---------   ---------   ---------   --------
     TOTAL INTEREST INCOME          $   5,542   $   5,566   $  16,193   $ 16,610
                                    ---------   ---------   ---------   --------
INTEREST EXPENSE:
   INTEREST ON DEPOSITS             $   2,306   $   2,527   $   7,080   $  7,355
   INTEREST ON OTHER BORROWED FUNDS       807         739       2,128      2,226
                                    ---------   ---------   ---------   --------
     TOTAL INTEREST EXPENSE         $   3,113   $   3,266   $   9,208   $  9,581
                                    ---------   ---------   ---------   --------
     NET INTEREST INCOME            $   2,429   $   2,300   $   6,985   $  7,029

PROVISIONS FOR LOAN LOSSES                211          90         477        358
                                    ---------   ---------   ---------   --------
     NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES    $   2,218   $   2,210   $   6,508   $  6,671
                                    ---------   ---------   ---------   --------
NON-INTEREST INCOME:
   SERVICE FEES                     $     391   $     346   $   1,237   $  1,000
   INSURANCE AND ANNUITY
     COMMISSIONS                           81          40         241        153
   NET GAIN (LOSS) ON SALE OF
     SECURITIES                             0           0           0          0
   NET GAIN (LOSS) ON SALE OF
     FIXED ASSETS                           0           0           0          0
   OTHER                                   21          57          60         94
                                    ---------   ---------   ---------   --------
     TOTAL NON-INTEREST INCOME      $     493   $     443   $   1,538   $  1,247
                                    ---------   ---------   ---------   --------
NON-INTEREST EXPENSE:
   COMPENSATION AND BENEFITS        $     987   $   1,006   $   3,277   $  3,298
   OCCUPANCY                              168         125         466        362
   EQUIPMENT AND FURNISHING               175         145         539        402
   DATA PROCESSING                        138         132         460        438
   FEDERAL DEPOSIT INSURANCE PREMIUMS      44          72         128        117
   PROFESSIONAL FEES                       41          80         244        317
   SUPPLIES                                73          66         223        182
   GOODWILL                                99         109         299        304
   OTHER                                  397         322       1,192      1,130
                                    ---------   ---------   ---------   --------
     TOTAL NON-INTEREST EXPENSE     $   2,122   $   2,057   $   6,828   $  6,550
                                    ---------   ---------   ---------   --------
     INCOME BEFORE INCOME TAXES     $     589   $     596   $   1,218   $  1,368
PROVISION FOR INCOME TAXES                222         185         390        456
                                    ---------   ---------   ---------   --------
     NET INCOME                     $     367   $     411   $     828   $    912
OTHER COMPREHENSIVE INCOME(LOSS),
  NET OF INCOME TAX UNREALIZED
  GAIN(LOSS) ON SECURITIES
  AVAILABLE FOR SALE ARISING
  IN PERIOD                              (365)        149      (1,627)        95
                                    ---------   ---------   ---------   --------
     COMPREHENSIVE INCOME           $       2   $     560   $    (799) $   1,007
                                    =========   =========   =========  =========
WEIGHTED SHARES OUTSTANDING FOR
  BASIC EARNINGS PER SHARE          2,077,591   2,166,457   2,093,515  2,166,457
BASIC EARNINGS PER SHARE            $    0.18   $    0.19   $    0.40  $    0.42
                                    =========   =========   =========  =========
WEIGHTED SHARES OUTSTANDING
  FOR DILUTED EARNINGS PER SHARE    2,077,591   2,202,736  2,093,515  2,251,987
DILUTED EARNINGS PER SHARE          $    0.18   $    0.19  $    0.40  $    0.40
                                    =========   =========   =========  =========

See accompanying notes to consolidated financial statements.

                COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                          (DOLLARS IN THOUSANDS)
                               (UNAUDITED)

                                       THREE MONTHS ENDED      NINE MONTHS ENDED
                                          SEPTEMBER 30           SEPTEMBER 30
                                          1999     1998         1999      1998
                                       -------------------    ------------------
OPERATING ACTIVITIES:
   NET INCOME                          $   367      $   411    $   828   $   912
   ADJUSTMENTS TO RECONCILE NET
    INCOME TO NET CASH PROVIDED
    BY OPERATING ACTIVITIES:
    PROVISION FOR DEPRECIATION             174          132       521        380
    PROVISION FOR LOAN LOSSES              211           90       477        358
    ACCRETION OF DISCOUNTS ON
     SECURITIES                             (7)         (39)      (37)       (92)
    AMORTIZATION OF PREMIUMS ON
     SECURITIES                             42            9       123         32
    AMORTIZATION OF GOODWILL & CORE
     DEPOSIT INTANGIBLES                   100          109       299        304
    AMORTIZATION OF MANAGEMENT
     RECOGNITION PLAN                       54          (24)      162        101
    (INCREASE) DECREASE IN ACCRUED
     INTEREST RECEIVABLE                    79          173       243       (224)
    (INCREASE) DECREASE IN OTHER
     ASSETS                                 97         (516)       52       (209)
    (DECREASE) INCREASE IN ACCRUED
     INCOME TAXES                          222          (19)      140         33
    (INCREASE) DECREASE IN DEFERRED
     INCOME TAXES                         (188)          71      (833)        67
    INCREASE (DECREASE) IN ACCRUED
     INTEREST PAYABLE                      121           50       196        275
    INCREASE (DECREASE) IN OTHER
     LIABILITIES                           (15)          22      (873)      (302)
    LOSS (GAIN) ON SALE OF SECURITIES
     AND MORTGAGE-BACKED AND RELATED
     SECURITIES                              0            0         0          0
    LOSS (GAIN) IN SALE OF PREMISES
     AND EQUIPMENT                           0            0         0          0
                                       -------      -------   -------    -------
     NET CASH (USED IN) PROVIDED BY
       OPERATING ACTIVITIES            $ 1,257      $   469   $ 1,298    $ 1,635
                                       -------      -------   -------    -------

INVESTING ACTIVITIES:
    PROCEEDS FROM SALES OF SECURITIES
      AVAILABLE FOR SALE                     0            0         0          0
    PROCEEDS FROM SALES OF SECURITIES
      HELD TO MATURITY                       0            0         0          0
    PROCEEDS FROM MATURITIES OF
      SECURITIES HELD TO MATURITY           86        2,324     5,239     11,267
    PROCEEDS FROM MATURITIES OF
     SECURITIES AVAILABLE FOR SALE       7,000       24,349    25,018     45,828
    PROCEEDS FROM SALES OF MORTGAGE-
     BACKED AND RELATED SECURITIES
     AVAILABLE FOR SALE                      0            0         0          0
    PROCEEDS FROM SALES OF MORTGAGE-
     BACKED AND RELATED SECURITIES
     HELD TO MATURITY                        0            0         0          0
    PURCHASE OF MORTGAGE-BACKED AND
     RELATED SECURITIES AVAILABLE
     FOR SALE                                0      (14,923)   (5,000)   (14,923)
    PURCHASE OF SECURITIES AVAILABLE
     FOR SALE                           (1,000)     (12,500)  (18,478)   (52,465)
    PURCHASE OF SECURITIES HELD TO
     MATURITY                                0            0    (7,366)   (11,975)
    PROCEEDS FROM MATURING TIME
     DEPOSITS                                0            0         0          0
    PURCHASE OF LOANS                        0            0         0          0
    DECREASE (INCREASE) IN LOAN
     RECEIVABLE                         (5,106)      (2,605)  (22,775)     4,600
    PRINCIPAL COLLECTED ON MORTGAGE-
     BACKED AND RELATED SECURITIES
     AVAILABLE FOR SALE                  1,859        1,976     6,382      7,622
    PRINCIPAL COLLECTED ON MORTGAGE-
     BACKED AND RELATED SECURITIES
     HELD TO MATURITY                       19            0        66          0
    DECREASE (INCREASE) IN FORECLOSED
     REAL ESTATE                            24          403        20       (175)
    PURCHASE OF PREMISES AND
     EQUIPMENT                            (123)        (588)     (766)    (1,385)
    PROCEEDS FROM SALE OF EQUIPMENT          0            0         0          0
    PURCHASE OF FEDERAL HOME LOAN
     BANK STOCK                           (328)           0      (328)      (305)
    PURCHASE OF FEDERAL RESERVE
     BANK STOCK                              0            0         0          0
    PROCEEDS FROM SALE OF FEDERAL
     HOME LOAN BANK STOCK                    0            0         0          0
                                       -------      -------  --------   --------
     NET CASH (USED IN) PROVIDED BY
       INVESTING ACTIVITIES            $ 2,431      $(1,564) $(17,988)  $(11,911)
                                       -------      -------  --------   --------

                     COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                               (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)

                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                          SEPTEMBER 30          SEPTEMBER 30
                                          1999     1998         1999      1998
                                       ------------------     -----------------
FINANCING ACTIVITIES:
    NET INCREASE (DECREASE) IN
      DEPOSITS                         $ (2,321)   $  3,041   $ (3,292) $  8,116
    (DECREASE) INCREASE IN ADVANCES
      FROM BORROWERS FOR TAXES AND
      INSURANCE                             (60)        (33)        23        (1)
    INCREASE (DECREASE) IN BORROWINGS    (2,917)     (5,600)     2,924       500
    INCREASE IN REPURCHASE AGREEMENTS     1,983       2,896      6,318     2,650
    PROCEEDS FROM SALE OF STOCK               0           0          0         0
    UNEARNED EMPLOYEE STOCK
      OWNERSHIP PLAN                          0           0         50        52
    MARKET ADJUSTMENT OF EMPLOYEE STOCK
      OWNERSHIP PLAN                          0           0          0         0
    PURCHASE OF SHARES FOR MRP                0        (106)         0      (106)
    MARKET ADJUSTMENT OF MRP                  0           5          0         5
    STOCK OPTION PLAN                         0          35          0       (25)
    PURCHASE OF TREASURY STOCK              (98)          0       (292)        0
                                       --------    --------   --------  --------
     NET CASH (USED IN) PROVIDED BY
       FINANCING ACTIVITIES            $ (3,413)   $    238   $  5,731  $ 11,191
                                       --------    --------   --------  --------
     INCREASE (DECREASE) IN CASH AND
       CASH EQUIVALENTS                     275        (857)   (10,959)      915

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                    11,668      28,496     22,902    26,724
                                       --------    --------   --------  --------
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                            $ 11,943    $ 27,639   $ 11,943  $ 27,639
                                       ========    ========   ========  ========
SUPPLEMENTAL DISCLOSURES:
  ADDITIONAL CASH FLOWS INFORMATION:
   CASH PAID FOR:
    INTEREST ON DEPOSITS, ADVANCES
     AND OTHER BORROWINGS              $  3,249    $  2,268   $  9,419  $  8,808

   INCOME TAXES:
    FEDERAL                            $      0    $    161   $    250  $    381
    STATE                              $      0    $     20   $      0  $     40

SCHEDULE OF NONCASH INVESTING
  ACTIVITIES:
  STOCK DIVIDENDS DISTRIBUTED BY
   THE FEDERAL HOME LOAN BANK
   OF CHICAGO                          $      0    $      0   $      0  $      0

  SECURITIES, MORTGAGE-BACKED AND
   RELATED SECURITIES TRANSFERRED
   TO AVAILABLE FOR SALE               $      0    $      0   $      0  $      0

  CHANGE IN UNREALIZED GAIN (LOSS)
   ON SECURITIES AVAILABLE FOR SALE    $   (567)   $    208   $ (2,459) $    133

  CHANGE IN DEFERRED INCOME TAXES
   ATTRIBUTED TO UNREALIZED GAIN
   (LOSS) ON SECURITIES AVAILABLE
   FOR SALE                            $    195    $    (59)  $    832  $    (38)

             COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (DOLLARS IN THOUSANDS)
                           (UNAUDITED)




                                                                                    ACCUMULATED
                              ADDITIONAL          UNALLOCATED                          OTHER             COMPRE-
                       COMMON  PAID-IN   TREASURY    ESOP          MRP     RETAINED COMPREHENSIVE        HENSIVE
                        STOCK  CAPITAL    STOCK     SHARES        STOCK    EARNINGS    INCOME    TOTAL   INCOME
                       -----------------------------------------------------------------------------------------
BALANCE
  DECEMBER 31, 1998      $26  $25,649   ($5,273)   ($1,164)     ($  569)   $16,593      $   4  $35,266

COMPREHENSIVE INCOME
 NET INCOME                                                                   $828                $828   $   828
                                                                                                         -------
 OTHER COMPREHENSIVE INCOME
  UNREALIZED GAINS (LOSS)
   ON SECURITIES                                                                                         $(2,459)
  RELATED TAX EFFECTS                                                                                        832
                                                                                                         -------

 OTHER COMPREHENSIVE INCOME                                                           $(1,627) $(1,627)  $(1,627)
                                                                                                         -------
COMPREHENSIVE INCOME                                                                                     $  (799)
SALE OF                                                                                                  =======
COMMON STOCK                                                                                        $0

UNALLOCATED
ESOP SHARES                                           $ 50                                        $ 50

SHARES HELD FOR
FOR MANAGEMENT
RECOGNITION PLAN                                                   $162                           $162

TREASURY STOCK                            $(292)                                                 $(292)

ESOP SOP 93-6
ADJUSTMENT                                                                                          $0

STOCK OPTION PLAN                                                                                   $0

DIVIDENDS                                                                                           $0
                         -----------------------------------------------------------------------------
BALANCE
September 30, 1999       $26  $25,649   ($5,565)   ($1,114)       ($407)   $17,421    $(1,623) $34,387
                         =============================================================================

See accompanying notes to consolidated financial statements.

      COMMUNITY FINANCIAL CORP. and SUBSIDIARIES
      Notes to Consolidated Financial Statements

                     September 30, 1999

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

(2) BASIS OF PRESENTATION
    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements, have been included in the results of operations for the three months ended and nine months ended September 30, 1999 and 1998.

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

(4) EARNINGS PER SHARE

                                      Income         Shares          Per Share
                                                                      Amount
                                      ----------------------------------------
                                 For the three months ended September 30, 1999
                                 ---------------------------------------------
     Basic earnings per share:
     Income available to
       Common Shareholders            $ 367,000      2,077,591       $    0.18

     Effect of dilutive activities:
     Stock options                                           0
     Management recognition plan                             0

     Dilutive earnings per share:
     Income available to
       Common Shareholders            $ 367,000      2,077,591       $    0.18

                                  For the nine months ended September 30, 1999
                                  --------------------------------------------
     Basic earnings per share:
     Income available to
       Common Shareholder             $ 828,000      2,093,515       $    0.40

     Effect of dilutive activities:
     Stock options                                           0
     Management recognition plan                             0

     Dilutive earnings per share:
     Income available to
       Common Shareholders            $ 828,000      2,093,515       $    0.40

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1999 AND
DECEMBER 31, 1998.

Total assets increased by $4.6 million, or 1.5%, from $309.8 million at December 31, 1998 to $314.4 million at September 30, 1999. Total cash and cash equivalents (which includes federal funds sold) decreased by $11.0 million or 48.0% from $22.9 million at December 31, 1998 to $11.9 million at September 30, 1999. The decrease was primarily used to fund the increase in the loan portfolio. Securities available for sale decreased $6.8 million or 13.1%, from $52.1 million at December 31, 1998 to $45.3 million at September 30, 1999.The decrease was the result of securities being called and the proceeds being used to fund loan growth. The Company's loan portfolio increased by $22.8 million, or 14.5% from $157.2 million at December 31, 1998 to $180.0 million at September 30, 1999. The increase was primarily due to increases in the automobile and commercial portfolios. The automobile portfolio increased $10.3 million, or 42.6%, from $24.2 million at December 31, 1998 to $34.5 million at September 30, 1999 as a result of planned expansion in the portfolio. The commercial portfolio increased $8.7 million, or 16.0%, from $54.3 million at December 31, 1998 to $63.0 million at September 30, 1999 as a result of planned expansion in the portfolio. During the nine months ended September 30, 1999, the Company's portfolio of investment securities and mortgage-backed and related securities, classified as available for sale pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, decreased capital by $1.6 million (net of taxes) as a result of a decrease in the market value. Total liabilities increased by $5.4 million or 2.0% from $274.6 million at December 31, 1998 to $280.0 million at September 30, 1999. The increase was primarily due to an increase of $4.6 million or 10.4%, from $44.1 million at December 31, 1998 to $48.7 million at September 30, 1999 in Federal Home Loan Bank advances and an increase of $4.2 million or 97.7% from $4.3 million at December 31, 1998 to $8.5 million at September 30, 1999 in repurchase agreements. The increases were used to fund the increased loan demand.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS AND NINE
MONTHS ENDED SEPTEMBER 30, 1999 AND 1998.

NET INCOME.   Net income decreased by $44,000 or 10.7%, from
$411,000 for the three months ended September 30, 1998, to $367,000 for the three months ended September 30, 1999. The decrease is primarily due to an increase in provisions for loan losses of $121,000 or 134.4%, from $90,000 for the three months ended September 30, 1998 to $211,000 for the three months ended September 30, 1999. The increase in the provision for loan losses was the result of recognizing the risk in the growth of the loan portfolio during the three months ended September 30, 1999 as the average loan volume increased $22.4 million, or 14.1%, from $158.9 million for the three months ended September 30, 1998 to $181.3 million for the three months ended September 30, 1999.

Net income decreased by $84,000 or 9.2%, from $912,000 for the nine months ended September 30, 1998, to $828,000 for the nine months ended September 30, 1999. Net interest income decreased by $44,000, or 0.6%, from $7.0 million for the nine months ended September 30, 1998 to $7.0 million for the nine months ended September 30, 1999. Non-interest income increased $291,000, or 23.3%, which was primarily the result of fees associated with the increased loan growth. Non-interest expense increased $278,000, or 4.2%, which was primarily due to increased depreciation expense as a result of the computer system upgrade that was completed in the fourth quarter of 1998. Provision for income taxes decreased $66,000, or 14.5%, due to a decrease of $150,000 of taxable income.

NET INTEREST INCOME.   Net interest income increased $129,000,
or 5.6%, from $2.3 million for the three months ended September 30, 1998, to $2.4 million for the three months ended September 30, 1999. The increase was due to an annualized increase of 0.26% in the spread on the yield of interest earning assets minus the cost of interest bearing liabilities, from 2.53% for the three months ended September 30, 1998 to 2.79% for the three months ended September 30, 1999.

Net interest income remained unchanged at $7.0 million for the nine months ended September 30, 1998 and 1999 respectively.

INTEREST INCOME.   Interest income decreased by $24,000, or
0.4%, from $5.6 million for the three months ended September 30, 1998 to $5.5 million for the three months ended September 30, 1999. Interest income on loans increased $370,000 or 10.7%, from $3.5 million for the three months ended September 30, 1998 to $3.8 million for the three months ended September 30, 1999. The increase is primarily the result of rapid volume change. The average loan volume increased $22.4 million, or 14.1%, from $158.9 million for the three months ended September 30, 1998 to $181.3 million for the three months ended September 30, 1999. The annualized yield decreased 25 basis points, from 8.70% to 8.45% for the three months ended September 30, 1998 and 1999 respectively. The reduction in rate is a reflection of the competition in the company's lending area. The average volume for mortgage-backed and related securities, investments and interest-bearing deposits decreased $13.3 million, or 10.5%, from $126.2 million for the three months ended September 30, 1998 to $112.9 for the three months ended September 30, 1999 while the annualized yield decreased 61 basis points from 6.7% to 6.1% for the three months ended September 30, 1998 and 1999 respectively. The decrease in the investment portfolio was reinvested into the loan portfolio which has a higher yield than the investment portfolio.

Interest income decreased by $417,000, or 2.5%, from $16.6 million for the nine months ended September 30, 1998 to $16.2 million for the nine months ended September 30, 1999. The decrease is primarily the result of rapid volume changes and decreasing yields. The average loan volume increased by $10.8 million, or 6.8%, from $158.2 million for the nine months ended September 30, 1998 to $169.0 million for the nine months ended September 30, 1999 while the annualized yield decreased 34 basis points from 8.8% to 8.5% for the nine months ended September 30, 1998 and 1999 respectively. The average volume for mortgage-backed and related securities, investments and interest-bearing deposits decreased $3.2 million, or 2.6%, from $120.8 million for the nine months ended September 30, 1998 to $117.6 million for the nine months ended September 30, 1999 with the annualized yields decreasing 60 basis points, from 6.8% to 6.2% for the nine months ended September 30, 1998 and 1999 respectively.

INTEREST EXPENSE.   Interest expense decreased by $153,000 or
4.7%, from $3.3 million for the three months ended September 30, 1998 to $3.1 million for the three months ended September 30, 1999. The decrease is primarily the result of decreasing rates on the cost of funds. The average volume of interest bearing deposits decreased $2.6 million or 1.2%, from $208.6 million for the three months ended September 30, 1998 to $206.0 million for the three months ended September 30, 1999. The annualized rate decreased 37 basis points, from 4.85% to 4.48% for the three months ended September 30, 1998 and 1999 respectively. The average volume on borrowed funds increased $4.2 million, or 8.0%, from $52.4 million for the three months ended September 30, 1998 to $56.6 million for the three months ended September 30, 1999. The annualized rate on borrowed funds increased 10 basis points, from 5.6% to 5.7% for the three months ended September 30, 1998 and 1999 respectively.

Interest expense decreased by $373,000 or 3.9%, from $9.6 million for the nine months ended September 30, 1998 to $9.2 million for the nine months ended September 30, 1999. The decrease is primarily the result of decreasing rates on the cost of funds. The average volume of interest bearing deposits increased $7.8 million or 3.8%, from $206.6 million for the nine months ended September 30, 1998 to $214.4 million for the nine months ended September 30, 1999. The annualized rate decreased 35 basis points, from 4.75% to 4.40% for the nine months ended September 30, 1998 and 1999 respectively. The average volume on borrowed funds increased $0.8 million, or 1.6%, from $49.6 million for the nine months ended September 30, 1998 to $50.4 million for the nine months ended September 30, 1999. The annualized rate on borrowed funds decreased 36 basis points, from 5.99% to 5.63% for the nine months ended September 30, 1998 and 1999 respectively.

PROVISION FOR LOAN LOSSES.   The Company established provisions
for loan losses of $211,000 and $90,000 for the three months ended September 30, 1999 and 1998, respectively. For the first nine months ended September 30, 1999 and 1998, respectively, the provision account has been charged $477,000 and $358,000. The increase in the provision for loan losses was the result of recognizing the risk in the growth of the loan portfolio during the three months ended September 30, 1999 as the average loan volume increased $22.4 million, or 14.1%, from $158.9 million for the three months ended September 30, 1998 to $181.3 million for the three months ended September 30, 1999.

NONINTEREST INCOME. Noninterest income increased by $50,000, from $443,000 for the three months ended September 30, 1998 to $493,000 for the three months ended September 30, 1999. Of the increase, $45,000 was due to increased service fees which is a result of growth in the loan portfolio.

Noninterest income increased by $291,000, from $1.2 million for the nine months ended September 30, 1998 to $1.5 million for the nine months ended September 30, 1999. Of the increase, $237,000 was due to increased service fees which is a result of growth in the loan portfolio.

NONINTEREST EXPENSE.   Noninterest expense increased by $65,000,
or 3.2%, from $2.1 million for the three months ended September 30, 1998 to $2.1 million for the three months ended September 30, 1999. Equipment and furnishing expense increased $30,000 due to the additional depreciation on the computer system upgrade completed in the fourth quarter of 1998.

Noninterest expense increased by $278,000, or 4.2%, from $6.6 million for the nine months ended September 30, 1998 to $6.8 million for the nine months ended September 30, 1999. Of the increase, $104,000 was due to increased occupancy cost from $362,000 to $466,000 for the nine months ended September 30, 1998 and 1999 respectively. In addition, equipment and furnishing expense increased $137,000, from $402,000 to $539,000 for the nine months ended September 30, 1998 and 1999, respectively, primarily as the result of increased depreciation on the computer system upgrade completed in the fourth quarter of 1998.

INCOME TAX EXPENSE.   The Company's income tax expense was
estimated at $222,000 and $185,000, which is an effective rate of 37.7% and 31.0%, respectively, for the three months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 and 1998, which is an effective rate of 32.0% and 33.3%, respectively, income taxes were estimated to be $390,000 and $456,000, respectively.

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

The Company has conducted a comprehensive review of its computer system to identify applications that could be affected by the "Year 2000" issue, and has developed an implementation plan to address the issue. All of the material data processing of the Company that could be affected by this problem is provided by third party suppliers. Management closely monitors the progress of the suppliers in resolving this potential problem and reports the status of their progress to the Board of Directors on a monthly basis. During the fourth quarter of 1998, the Company conducted testing of its mission critical banking applications through the third party data processing suppliers. The results of the testing were favorable. The Company's contingency plan, which addresses how it will operate should a natural disaster affect any of the Company's operating segments or mission critical data processing suppliers, was tested during the first quarter of 1999 with the results being favorable. The Company has developed a business resumption plan, which addresses how it will resume operations should an uncontrollable situation, such as power failure or loss of telecommunication, occur due to a "Year 2000" issue.
The plan was tested during the third quarter of 1999 with the results being favorable. The Company has developed a customer awareness plan that is designed to promote and educate its customers and the general public on the issues of how the Company and the entire banking industry is preparing for the "Year 2000". In the fourth quarter of 1998, the Company completed a risk assessment of its commercial and agricultural borrowers, with indebtedness to the company of $250,000 for Community Bank & Trust and $100,000 or more for all other affiliates, concerning their compliance with the "Year 2000" issue. The Company has projected that the expenses of these plans should not exceed $175,781. The regulatory bodies, which regulate the Company, have established detailed timeframes for compliance with the Federal Financial Institutions Examination Council (FFIEC) specified time tables for "Year 2000" preparedness plans and the Company has achieved those timeframes.

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

The primary investing activity of the Company is the purchase of investment securities. Other investing activities include origination of loan and purchases of mortgage-backed and related securities. The primary financing activity of the Company is accepting savings deposits and obtaining short-term borrowings through FHLB advances.

The Company has other sources of liquidity if there is a need for funds. The Company has an unpledged portfolio of investment securities and mortgage-backed and related securities with an aggregate market value of $21.5 million at September 30, 1999 classified as available for sale. Another source of liquidity is the Bank's ability to obtain advances from the FHLB of Chicago. In addition, the Company maintains a significant portion of its investments in interest-bearing deposits at other financial institutions that will be available when needed.

The Company anticipates that it will have sufficient funds available to meet commitments outstanding and to meet loan demands. As of September 30, 1999, the Company's ratios of Tier 1 capital to average total assets was 10.0%, as compared to the required level of 4.0%, respectively. The risk-based capital ratio at that date was 19.0%, as compared to the requirement of 8.0%.

PART II.  OTHER INFORMATION
          -----------------

     ITEM 1. LEGAL PROCEEDINGS

     None

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
SECURITY-HOLDERS

     None

     ITEM 5.  OTHER INFORMATION

     None

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibit is filed herewith:

     (a)  Exhibit 27.  Financial Data Schedule

     Reports on Form 8-K:  None

                      SIGNATURES


    Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         COMMUNITY FINANCIAL
CORP.



Date:  November 12, 1999           /s/ Wayne H. Benson
                                   ----------------------------
                                   Wayne H. Benson
                                   (Chief Executive Officer)

Date:  November 12, 1999           /s/ Douglas W. Tompson
                                   ----------------------------
                                   Douglas W. Tompson
                                   (Principal Financial Officer)