Form 10-K
period 1999-12-31
COMMUNITY FINANCIAL CORP /IL/
filed 2000-03-29
CIK 934858

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

For the fiscal year ended December 31, 1999

[_] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________________

                         Commission File No.  0-26292

                           COMMUNITY FINANCIAL CORP.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Illinois                                    37-1337630
----------------------------------------                -------------------
     (State or other jurisdiction                        (I.R.S. employer
   of incorporation or organization)                    identification no.)

240 E. Chestnut Street, Olney, Illinois                      62450-2295
----------------------------------------                -------------------
(Address of principal executive offices)                     (Zip Code)


      Registrant's telephone number, including area code:  (618) 395-8676

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 20, 2000, the aggregate market value of the 1,485,980 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $14,581,179 based on the closing sale price of $9.8125 per share of the registrant's Common Stock on March 20, 2000 as listed on the Nasdaq National Market System. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 20, 2000:  2,213,645.

                      DOCUMENTS INCORPORATED BY REFERENCE

       The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

       1. Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1999. (Parts I, II and IV)
       2. Portions of Proxy Statement for 2000 Annual Meeting of Stockholders. (Part III)

                                    PART I

Item 1.  Business
-----------------

General

     Community Financial Corp. Community Financial Corp. (the "Company") is a bank holding company with five wholly owned bank subsidiaries headquartered in
Illinois: Community Bank & Trust, N.A. in Olney; American Bank of Illinois in Highland; The Egyptian State Bank in Carrier Mills; Saline County State Bank in Stonefort; and MidAmerica Bank of St. Clair County in O'Fallon (the "Bank Subsidiaries"). The Company's principal business is overseeing the business of its wholly owned bank subsidiaries and investing its assets. The Company is registered with the Federal Reserve Board as a bank holding company under the Bank Holding Company Act ("BHCA"). At December 31, 1999, the Company had total assets of $309.9 million, total deposits of $225.2 million and stockholders' equity of $33.8 million.

     The Company's executive offices are located at 240 E. Chestnut Street, Olney, Illinois 62450-2295, and its main telephone number is (618) 395-8676.

     The Bank Subsidiaries. Community Bank & Trust, N.A. ("CB&T") is a national bank operating through five offices serving Richland, Coles, Jasper, Lawrence and Wayne and contiguous counties in Southeastern Illinois. CB&T was chartered in 1883 as Olney Building and Loan Association. In 1961, the Bank changed its name to Olney Savings and Loan Association. CB&T expanded its branch office network through a series of acquisitions of other financial institutions, acquiring its Lawrenceville and Fairfield offices in 1983, its Charleston office in 1989 and its Newton office in 1990. CB&T became an Illinois state savings bank in July 1992, at which time it adopted the title Community Bank & Trust, sb, and converted to a federally chartered mutual savings bank under the name Community Bank & Trust, fsb in February 1995. In June 1995, CB&T became a national bank and adopted its present name. At December 31, 1999, CB&T had total assets of $207.7 million and total deposits of $141.5 million.

     American Bank of Illinois in Highland ("ABI") is an Illinois commercial bank operating through two offices located in Highland and Pocahontas, Illinois and serving Bond and Madison Counties in Western Illinois. At December 31, 1999, ABI had total assets of $31.1 million and total deposits of $26.3 million.

     The Egyptian State Bank ("Egyptian") is an Illinois commercial bank operating through a single office located in Carrier Mills, Illinois and serving Saline County in Southern Illinois. At December 31, 1999, Egyptian had total assets of $24.1 million and total deposits of $20.7 million.

     Saline County State Bank ("Saline") is an Illinois commercial bank operating through two offices located in Stonefort and Creal Springs, Illinois and serving Saline and Williamson Counties in Southern Illinois. At December 31, 1999, Saline had total assets of $16.5 million and total deposits of $14.3 million.

     MidAmerica Bank of St. Clair County ("MidAmerica") is an Illinois commercial bank operating through a single office located in O'Fallon, Illinois and serving St. Clair County in Western Illinois. At December 31, 1999, MidAmerica had total assets of $28.0 million and total deposits of $22.7 million.

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

Market Areas

     CB&T conducts its business through its main office in Olney, Illinois and its five branch offices in Olney, Lawrenceville, Fairfield, Newton and Charleston, Illinois. CB&T's primary market area consists of Richland, Jasper, Lawrence and Wayne Counties and the eastern two-thirds of Coles County, Illinois, and each of the Bank's offices is located in the county seat of those Counties. CB&T also has loan and deposit customers in Clay, Crawford, Cumberland, Edwards, Effingham, White and Wabash Counties, Illinois, which are contiguous to its primary market area. A significant percentage of CB&T's lending activities are conducted in its primary market area.

     CB&T's market area is largely rural, with the exception of Charleston which is home to a university. The main industry in the Bank's market area is agriculture, with most of the farms being relatively small and family owned.
The local economy also is dependent on light industry. Major employers in the area include Brunswick Bicycles, Prairie Farms, Golden Rule Insurance, Ruckers Wholesale, Trim Masters Inc., Airtex, Grain Systems, Inc., Trailmobile, Wal-Mart Stores and Distribution Center, and Eastern Illinois University. Oil production has been present in the Bank's market area since the 1920s, but with the decline in oil prices in recent years, production has been significantly reduced. However, related businesses still exist in the area.

     Egyptian's and Saline's market area consists of Williamson, Johnson, Pope and Saline Counties in Southern Illinois. That market is largely rural. The main industry in these Banks' market area is agriculture, with most of the farms being relatively small and family-owned. The local economy also is dependent on light industry. Major employers in the area include Kerr-McGee Coal Co., A.R. Clar Company and Pepsi Cola. Coal mining has been present in the area since the early 1900's, but with the passage of the Clean Air Act, production has been significantly reduced due to the high sulphur content in the coal.

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

Lending Activities

     General. The Company's loan portfolio totaled $181.0 million at December 31, 1999, representing 58.4% of total assets at that date. It is the Company's policy to concentrate each subsidiary bank's lending within its market area. At December 31, 1999, $74.3 million, or 41.0%, of the total loan portfolio consisted of single-family, residential mortgage loans. Other loans secured by real estate include multi-family residential and real estate loans, which amounted to $16.5 million, or 9.1%, of the total loan portfolio at December 31, 1999. To a lesser extent and as an accommodation to its existing customers, the Company makes mortgage loans for the purpose of constructing primarily single-family residences. At December 31, 1999, construction loans totaled $5.8 million, or 3.2% of the total loan portfolio.

     In addition, the banks originate commercial business loans and agricultural loans, which include agricultural loans secured by real estate and agricultural operating loans and equipment loans. At December 31, 1999, commercial business loans amounted to $21.1 million, or 11.7%, of the Company's total loan portfolio, and agricultural loans amounted to $20.4 million, or 11.3%, of the total loan portfolio, which included $11.4 million of agricultural loans secured by real estate.

     The Company also is active in the origination of consumer loans, which primarily consist of automobile loans, credit card loans and, to a lesser extent, home improvement loans, mobile home loans and loans secured by savings deposits. Consumer loans amounted to $42.9 million, or 23.7%, of the total loan portfolio at December 31, 1999.

     Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Company's loan portfolio by type of loan at the dates indicated. At December 31, 1999, the Company had no concentrations of loans exceeding 10% of total loans other than as disclosed below.



                                                                          At December 31,
                              ------------------------------------------------------------------------------------
                                      1999                  1998                  1997              1996
                              --------------------  --------------------  -------------------  -------------------
                               Amount        %       Amount        %       Amount       %       Amount       %
                              ---------  ---------  ---------  ---------  ---------  --------  ---------  --------
                                                                         (Dollars in thousands)
Type of Loan:
----------------------------
Real estate loans:
 Single-family residential..  $ 74,299      41.04%  $ 68,057      42.65%  $ 69,188     41.90%  $ 46,501     37.52%
 Construction...............     5,752       3.18      4,470       2.80      3,174      1.92        770       .62
 Multi-family residential
  and commercial............    16,526       9.13      9,451       5.92      9,682      5.86      2,494      2.01
Agricultural (1)............    20,406      11.27     17,624      11.05     17,865     10.82     12,226      9.87
Commercial business.........    21,116      11.66     24,706      15.48     26,511     16.06     20,129     16.24
Consumer loans:
 Automobile.................    34,355      18.97     24,199      15.17     27,104     16.41     30,360     24.50
 Credit card................     1,831       1.01      2,015       1.26      2,107      1.28      1,879      1.52
 Mobile home................     1,207        .67        997        .63        905       .55        850       .69
 Educational................         5        .01         13        .01         25       .01         29       .02
 Deposit account............     1,231        .68      1,697       1.06      1,552       .94        807       .65
 Home improvement...........       254        .14        852        .53        560       .34        694       .56
 Other......................     4,065       2.24      5,486       3.44      6,448      3.91      7,184      5.80
                              --------   --------    -------    -------    -------   -------   --------   -------
                               181,047     100.00%   159,567     100.00%   165,121    100.00%   123,923    100.00%
                                         ========               =======              =======              =======

Less:
 Loans in process...........         0                   381                   869                   96
 Allowance for loan losses..     1,580                 1,979                 1,934                1,520
                              --------              --------              --------             --------
  Total.....................  $179,467              $157,207              $162,318             $122,307
                              ========              ========              ========             ========



                                 At December 31,
                                ------------------
                                       1995
                                ------------------
                                 Amount        %
                                ---------    -----

Type of Loan:
----------------------------
Real estate loans:
 Single-family residential..     $46,959     40.40
 Construction...............         576       .50
 Multi-family residential
  and commercial............       2,994      2.57
Agricultural (1)............       8,763      7.54
Commercial business.........      12,316     10.60
Consumer loans:
 Automobile.................      33,506     28.83
 Credit card................       1,743      1.50
 Mobile home................         978       .84
 Educational................          40       .03
 Deposit account............         705       .61
 Home improvement...........         819       .70
 Other......................       6,836      5.88
                                --------   -------
                                 166,235    100.00%
                                           =======

Less:
 Loans in process...........         227
 Allowance for loan losses..       1,514
                                --------
  Total.....................    $114,494
                                ========

________________
(1) Includes agricultural loans secured by real estate and agricultural loans to finance operating expenses or purchase farm equipment.

     Loan Maturities. The following table sets forth certain information at December 31, 1999 regarding the dollar amount of loans maturing in the portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments which significantly shorten the average life of all mortgage loans and may cause the repayment experience to differ from that shown below.

                                                  Due After        Due After
                              Due During the      1 through         5 Years
                               Year Ending      5 Years After        After
                               December 31,     December 31,      December 31,
                                   2000             1999              1999         Total
                              --------------    -------------     ------------   ---------
                                                        (In thousands)

Real estate mortgage......         $18,207          $34,235         $21,857        $ 74,299
Real estate construction..           5,752                0               0           5,752
Agricultural..............           6,510            7,497           6,399          20,406
Commercial business.......           6,125           10,411           4,580          21,116
Consumer..................          23,504           33,010           2,960          59,474
                                   -------          -------         -------        --------
 Total....................         $60,098          $85,153         $35,796        $181,047
                                   =======          =======         =======        ========

     The following table sets forth at December 31, 1999 the dollar amount of all loans due after December 31, 2000 which have predetermined interest rates and have floating or adjustable interest rates.

                                  Predetermined      Floating or
                                      Rate       Adjustable Rates (1)
                                  -------------  ----------------

      Real estate mortgage......    $ 39,312           $16,780
      Real estate construction..           0                 0
      Agricultural..............      12,441             1,455
      Commercial business.......      13,573             1,418
      Consumer..................      35,970                 0
                                    --------           -------
          Total.................    $101,296           $19,653
                                    ========           =======

___________________________
(1) Includes fixed-rate loans that are callable at the election of the Company. See " -- Single-Family Residential Real Estate Lending."


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

     CB&T participates in an informal program with other banks pursuant to which such participating banks will make loans to assist in community development or the expansion of local business. Under this program, the other banks purchase participation interests, without recourse, in any loans originated. CB&T will not originate a loan or purchase a participation interest in any loan originated pursuant to this program unless the loan meets CB&T's standard underwriting criteria. CB&T retains the servicing on loans where it sells participation interests to other lenders. At December 31, 1999, CB&T had $4.8 million of participation loans originated or purchased pursuant to this program.

     Between 1980 and 1990, CB&T originated long-term, residential mortgage loans that are callable, at the option of CB&T, at any time after a one-, three- or five-year period. In the event CB&T calls the loan, the borrowers may elect to renew the loan at the rate offered by CB&T or repay the loan in full. Management estimates that approximately 4.2% of the Company's single-family mortgage loan portfolio consists of callable loans originated prior to 1990. Though these loans have fixed rates, because they are callable, the Company considers these loans to be adjustable-rate loans.

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

     The following table sets forth information with respect to the nonperforming assets at the dates indicated.

                                                                 At December 31,
                                                   ------------------------------------------
                                                     1999     1998     1997     1996    1995
                                                   --------  -------  -------  ------  ------
                                                              (Dollars in thousands)
Loans accounted for on a non-accrual basis: (1)
 Real estate:
  Residential....................................   $  344   $  647   $  469   $ 253   $ 195
  Commercial.....................................      104       --       --      --      --
 Agricultural....................................      110       --       --      --      --
 Commercial business.............................       87      477    1,137      --      --
 Consumer........................................      151       77       70      65     103
                                                    ------   ------   ------   -----   -----
   Total.........................................   $  796   $1,201   $1,676   $ 318   $ 298
                                                    ======   ======   ======   =====   =====

Accruing loans which are contractually
 past due 90 days or more:
 Real estate:
   Residential...................................   $  515   $  742   $  186   $ 130   $  98
   Commercial....................................      210       --       --      --      --
 Agricultural....................................       --       --       --      --      --
 Commercial business.............................       16      282      153      --      --
 Consumer........................................       90      434       99      --      --
                                                    ------   ------   ------   -----   -----
   Total.........................................      831    1,458      438     130      98
                                                    ------   ------   ------   -----   -----

   Total nonperforming loans.....................   $1,627    2,659   $2,114   $ 448   $ 398
                                                    ======   ======   ======   =====   =====

Percentage of total loans........................      .90%    1.67%    1.29%    .36%    .34%
                                                    ======   ======   ======   =====   =====

Other nonperforming assets (2)...................   $  257   $  436   $  126   $  53   $ 137
                                                    ======   ======   ======   =====   =====

Loans modified in troubled debt
  restructurings.................................   $   28   $   32   $   --   $  --   $  --
                                                    ======   ======   ======   =====   =====

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


     During the year ended December 31, 1999, gross interest income of $63,000 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the year. Interest on such loans included in income during the year ended December 31, 1999 amounted to $27,000.

     At December 31, 1999, nonaccrual loans consisted of 9 single-family residential real estate loans aggregating $344,000, 2 commercial real estate loans aggregating $104,000, 3 agricultural loans aggregating $110,000 and 20 consumer and commercial loans aggregating $238,000.

     Real estate acquired through foreclosure is initially recorded at the lower of cost (net loan receivable balance at date of foreclosure) or fair value less estimated selling costs. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller, as measured by market transactions. If a market does not exist, fair value of the item is estimated based on selling prices of similar items in active markets or, if there are no active markets for similar items, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value is generally determined through an appraisal at the time of foreclosure. The Company records a valuation allowance for estimated selling costs of the property immediately after foreclosure. Subsequent to foreclosure, real estate acquired through foreclosure is periodically evaluated by management and an allowance for loss is established if the estimated fair value of the property, less estimated cost to sell, declines. See Note 1 of Consolidated Financial Statements. At December 31, 1999, the Company had $257,000 in real estate owned, which consisted of 5 single-family residences.

     Loans which are not currently classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers causes management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured amounted to $831,000 at December 31, 1999. Such amount included 16 single-family residential mortgage loans totaling $725,000, 1 commercial business loan totaling $16,000 and 13 consumer and other loans totaling $90,000. The Company takes such loans into consideration in establishing the allowance for loan losses.

     Banks classify their assets on the basis of quality on a regular basis. An asset is classified as substandard if it is determined to be inadequately protected by the current retained earnings and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a bank to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require a bank to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a bank must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. The Company regularly reviews its assets to determine whether any assets require classification or re-classification. At December 31, 1999, the Company had $1.6 million in classified assets, which consisted of $1.4 million in assets classified as substandard, $130,000 in assets classified as doubtful and $41,000 in assets classified as loss.

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

     Management will continue to actively monitor the Company's asset quality and allowance for loan losses. Management will charge off loans and properties acquired in settlement of loans against the allowance for losses on such loans and such properties when appropriate and will provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for losses and believes such allowances are adequate, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

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

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                        Year Ended December 31,
                                              --------------------------------------------
                                                1999     1998     1997     1996     1995
                                              --------  -------  -------  -------  -------
                                                          (Dollars in thousands)
Balance at beginning of period..............   $1,979   $1,934   $1,520   $1,514   $1,641
                                               ------   ------   ------   ------   ------
Loans charged off:
 Real estate mortgage:
  Single-family residential.................      309       91       43        1       34
  Multi-family residential and commercial...       --       --       --       --       --
  Construction..............................       --       --       --       --       --
 Agricultural...............................        2       --       --       --       --
 Commercial business........................      466       61       48       --        8
 Consumer...................................      701      524      419      400      510
                                               ------   ------   ------   ------   ------
Total charge-offs...........................    1,478      676      510      401      552
                                               ------   ------   ------   ------   ------

Recoveries:
 Real estate mortgage:
  Single-family residential.................       31       20        9       39        1
  Multi-family residential and commercial...       --       --       --       --       --
  Construction..............................       --       --       --       --       --
 Agricultural...............................       --       --       --       --       --
 Commercial business........................       98       33       --        3       36
 Consumer...................................      243      227      229      355      275
                                               ------   ------   ------   ------   ------
Total recoveries............................      372      280      238      397      312
                                               ------   ------   ------   ------   ------

Net loans charged-off.......................    1,106      396      272        4      240
                                               ------   ------   ------   ------   ------
Provision for losses on loans...............      707      441      236       10      113
                                               ------   ------   ------   ------   ------
Adjustment for changes incident to mergers..       --       --      450       --       --
Balance at end of period....................   $1,580   $1,979   $1,934   $1,520   $1,514
                                               ======   ======   ======   ======   ======
Ratio of net charge-offs to average
 loans outstanding during the period........      .65%     .25%     .19%       0%     .21%
                                               ======   ======   ======   ======   ======

     The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                        At December 31,
                             -------------------------------------------------------------------------------------------------------
                                      1999                  1998                   1997              1996               1995
                             ---------------------    -------------------   -------------------  ----------------  ----------------
                                          Percent                Percent                Percent          Percent            Percent
                                             of                     of                    of               of                 of
                                          Loans in               Loans in              Loans in          Loans in          Loans in
                                          Category               Category              Category          Category          Category
                                             to                     to                    to                to                to
                                           Total                  Total                  Total             Total             Total
                               Amount      Loans      Amount      Loans      Amount      Loans   Amount    Loans   Amount    Loans
                               ------     --------    ------    ---------   -------    --------  ------  --------  ------  --------
                                                                      (Dollars in thousands)
Real estate - mortgage:
  Single-family residential    $  316      20.00%     $  398      20.11%     $  612    20.00%  $  330    37.52%  $  340    40.40%
  Multi-family residential
   and commercial..........       300      18.99         374      18.90          37    19.00      125     2.01      141     2.57
  Construction.............        16       1.01          20       1.01          14     1.00        5      .62        5      .50
Agricultural...............        95       6.01         120       6.07         211     6.00      315     9.87      308     7.54
Commercial business........       284      17.97         360      18.19         527    18.00      345    16.24      308    10.60
Consumer...................       569      36.02         707      35.72         533    36.00      400    33.74      412    38.39
                               ------     ------      ------     ------      ------   ------   ------   ------   ------   ------
    Total allowance for
     loan losses...........    $1,580     100.00%     $1,979     100.00%     $1,934   100.00%  $1,520   100.00%  $1,514   100.00%
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

     At December 31, 1999, the Company had CMOs with an amortized cost of $10.8 million, representing 3.47% of total assets. The Company's CMOs had a weighted average yield of 6.01% at December 31, 1999. The Company's investment policy permits investments in individual issues of CMOs or REMICs up to one percent (per issue) of the Company's assets so long as the issue is rated AA or better at the time of purchase by nationally recognized rating services or issued by U.S. government agencies.

     At December 31, 1999, the Company's mortgage-backed and related securities held as available for sale had an amortized cost of $36.2 million, an approximate market value of $34.3 million and a weighted average yield of 6.52%.

     At December 31, 1999, the Company's mortgage-backed and related securities held to maturity had an amortized cost of $338,000 and a market value of $352,000.

Investment Activities

     The Company's investment policy currently allows for investment in various types of liquid assets, including United States Government and Agency securities, time deposits at the Federal Home Loan Bank ("FHLB") of Chicago, certificates of deposit or bankers' acceptances at other federally insured depository institutions and obligations of states and political subdivisions. Generally, the objectives of the Company's investment policy are to: (i) maximize returns; (ii) provide and maintain liquidity within the guidelines of regulations; (iii) maintain a balance of high-quality, diversified investments to minimize risk; (iv) provide collateral for pledging requirements; (v) serve as a counter-cyclical balance to the loan portfolio; (vi) manage interest rate risk; and (vii) insure compliance with all regulatory requirements. In accordance with the investment policy, at December 31, 1999, the Company had investments in U.S. Government and agency notes, obligations of state and political subdivisions, interest-earning deposits and certificates of deposit, FHLB of Chicago stock and FRB stock.

     At December 31, 1999, certain securities with a total amortized cost of $45.4 million and a market value of $43.8 million were classified as available for sale. Investments classified as available for sale are recorded in the consolidated financial statements at market value with unrealized gains and losses, net of tax, recognized in stockholders' equity. At December 31, 1999, the effect of the investments available for sale was $1.6 million reduction to stockholders' equity. The Company intends to hold these investments for an indefinite period of time, but not necessarily to maturity. Any decision to sell an investment would be based on various factors, including significant movements in interest rates, liquidity needs, regulatory capital considerations, acquisitions, and other factors. The Company had classified state and municipal obligations with an amortized cost of $18.4 million and market value of $18.2 million as held to maturity. Investments classified as held to maturity are recorded in the consolidated financial statements at amortized cost. The Company has the intent and ability to hold these investments to maturity. The Company currently has no investments classified as trading securities.

     The following table sets forth the carrying value of the Company's investments at the dates indicated.

                                                        At December 31,
                                                    ------------------------
                                                    1999     1998       1997
                                                    ----     ----       ----
                                                         (In thousands)
Securities available for sale (1)
 U.S. government and agency securities...          $40,675  $48,769   $53,925
 State and municipal obligations.........              105      672     1,000
 Other...................................               --       --         2
Securities held to maturity:
  U.S. government and agency securities..           14,198   11,450    14,464
  State and municipal obligations........            4,209    5,471     3,854
  Equities and mutual funds..............               --       --        --
                                                   -------  -------   -------
   Total investment securities...........           59,187   66,362    73,245
Interest-bearing deposits................            6,714   14,768    18,117
FRB stock................................              381      381       381
FHLB stock...............................            2,610    2,280     1,975
                                                   -------  -------   -------
   Total investments.....................          $68,892  $83,791   $93,718
                                                   =======  =======   =======

-------------------------
(1)  The carrying value of securities available for sale is the market value.

     The following table sets forth information in the scheduled maturities, amortized cost, market values and average yields for the Company's investment portfolio at December 31, 1999.

                                                     One Year or Less       One to Five Years       Five to Ten Years
                                                   --------------------   --------------------     -------------------
                                                   Amortized    Average    Amortized  Average      Amortized  Average
                                                     Cost        Yield       Cost      Yield         Cost      Yield
                                                   ---------   --------   ----------  -------      -------    --------
                                                                              (Dollars in thousands)
Securities available for sale:
   U.S. government and agency securities.....        $ 3,641       6.45%     $15,245     5.88%     $23,416       6.28%
   State and municipal
      obligations............................            105       4.25            0     0.00            0       0.00
                                                     -------                 -------               -------     ------
      Total..................................          3,746       6.38       15,245     5.88       23,416       6.28

Securities held to maturity:
   U.S. government and agency
      securities.............................          3,500       5.38       10,698     5.49            0       0.00
   State and municipal
      obligations............................            539       5.06        2,598     5.00        1,072       4.85
                                                     -------                 -------               -------
      Total..................................          4,039       5.32       13,296     5.39        1,072       4.85

Interest-bearing deposits
  and time deposits..........................          6,714       5.07            0     0.00            0       0.00
FRB stock....................................              0       0.00            0     0.00            0       0.00
FHLB stock...................................              0       0.00            0     0.00            0       0.00
                                                     -------                 -------               -------
      Total..................................        $14,499       5.07      $28,541     0.00      $24,488       0.00
                                                     =======                 =======               =======

                                                               More than Ten Years     Total Investment Portfolio
                                                              ---------------------   ----------------------------
                                                             Amortized    Average    Amortized   Market    Average
                                                               Cost        Yield      Cost        Value     Yield
                                                             ---------   --------    ---------  ---------  -------
                                                                              (Dollars in thousands)
Securities available for  sale:
   U.S. government and agency securities.........            $       0       0.00%   $ 42,302   $  40,675     6.15%
   State and municipal
      obligations................................                    0       0.00         105         105     4.25
                                                             ---------               --------   ---------
      Total......................................                    0       0.00      42,407      40,780     6.15

Securities held to maturity:
   U.S. government and agency
      securities.................................                    0       0.00      14,198      14,014     5.46
   State and municipal
      obligations................................                    0       0.00       4,209       4,235     4.96
                                                             ---------               --------   ---------
      Total......................................                    0       0.00      18,407      18,249     5.35

Interest-bearing deposits
  and time deposits..............................                    0       0.00       6,714       6,714     5.07
FRB stock........................................                  381       6.00         381         381     6.00
FHLB stock.......................................                2,610       6.60       2,610       2,610     6.60
                                                             ---------               --------   ---------
      Total......................................            $   2,991       6.52    $ 70,519   $  68,734     5.85
                                                             =========               ========   =========

Deposit Activity and Other Sources of Funds

     Deposits are the primary source of funds for lending, investment activities and general operational purposes. In addition to deposits, the Company derives funds from loan principal and interest repayments, maturities of investment securities and mortgage-backed and related securities and interest payments thereon. Although loan repayments are a relatively stable source of funds, deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds, or on a longer term basis for general operational purposes. CB&T, ABI, and Egyptian have access to borrow from the FHLB of Chicago.

     The following table sets forth the average month-end balances and interest rates for interest-bearing demand deposits and time deposits for the periods indicated.

                                                                   At December 31,
                                            --------------------------------------------------------------
                                                   1999                 1998                    1997
                                            ------------------   ------------------     ------------------
                                            Average    Average   Average    Average     Average    Average
                                            Balance     Rate     Balance      Rate      Balance     Rate
                                            -------    -------   -------    -------     -------    -------
                                                               (Dollars in thousands)
Interest-bearing demand deposits..         $ 43,401     1.64%    $41,279      1.72%     $19,902     2.49%
Savings deposits..................           48,208     3.37      49,348      3.39       39,480     3.16
Time deposits.....................          132,175     5.38     132,459      5.66       99,272     5.48

     The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1999 and at such date represented 13.0% of total deposits with a weighted average rate of 5.36%. A significant portion of such deposits were collateralized with mortgage-backed and related securities pledged by the Company with a carrying value of $15.6 million at December 31, 1999. The Company's certificates of deposit in excess of $100,000 primarily consist of deposits from schools, municipalities and other local entities. As these deposits mature, the Company bids against other financial institutions to retain those deposits. As a result, these funds are less likely to remain on deposit at the Company upon maturity than smaller certificates of deposit maintained by the Company's retail customers. Management believes that it will be able to retain a significant amount of these deposits because many of the schools, municipalities and other entities are longstanding customers of the Company with numerous other deposit and loan relationships with the Company. To the extent the Company is unable to replace maturing deposits, it may sell investment securities classified as available for sale.

                                                        Certificates
                       Maturity Period                   of Deposit
                       ---------------                   ----------
                                                       (In thousands)

                       Three months or less...........     $10,259
                       Over three through six months..       6,381
                       Over six through 12 months.....       7,442
                       Over 12 months.................       5,123
                                                           -------
                        Total.........................     $29,205
                                                           =======

     Borrowings. Savings deposits historically have been the primary source of funds for lending, investments and general operating activities. CB&T, ABI and Egyptian are authorized, however, to use advances from the FHLB of Chicago to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Chicago functions as a central reserve bank providing credit for member financial institutions. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. CB&T, ABI and Egyptian each have a Blanket Agreement for advances with the FHLB under which CB&T, ABI and Egyptian each may borrow up to 25% of assets subject to normal collateral and underwriting requirements. Advances from the FHLB of Chicago would be secured by CB&T's, ABI's and Egyptian's ownership of stock in the FHLB of Chicago and other eligible assets. At December 31, 1999, the Company had $42.0 million of FHLB advances. The Bank Subsidiaries, in addition, also obtain short-term borrowings consisting of repurchase agreements with deposit customers totaling $6.9 million of short-term borrowings at December 31, 1999. CB&T is authorized to borrow from the Federal Reserve Bank of St. Louis but has not done so.

     The following table sets forth certain information regarding short-term borrowings by the Company at the dates and for the periods indicated.

                                                              At December 31,
                                                   -----------------------------------
                                                    1999           1998          1997
                                                    ----           ----         ------
                                                              (In thousands)
Amounts outstanding at end of period:
 FHLB advances..................................   $38,900       $44,100       $    --
 Short-term notes & Lines of credit.............     3,100            --         5,600
 Other short-term borrowings....................     6,891         4,296         5,323

Rate paid on:
 FHLB advances..................................      5.61%         5.37%           --%
 Short-term notes & Lines of credit.............      4.74            --          8.50
 Other short-term borrowings....................      5.54          4.92          5.45


                                                        Year Ended December 31,
                                                    -------------------------------
                                                     1999         1998        1997
                                                    -----         ----        -----
                                                             (In thousands)
Maximum amount of borrowings outstanding
 at any month end:
 FHLB advances..................................   $44,100       $44,100    $19,500
 Short-term notes & Lines of credit.............    16,115         5,600      5,600
 Other short-term borrowings....................     8,635         5,874      5,627

Approximate average short-term borrowings
 outstanding with respect to:
 FHLB advances..................................   $43,223       $43,742    $ 9,264
 Short-term notes & Lines of credit.............     3,767         3,554        568
 Other short-term borrowings....................     6,248         4,963      4,340

Approximate weighted average rate paid on: (1)
 FHLB advances..................................      5.49%         5.45%      6.13%
 Short-term notes & Lines of credit.............      5.31          8.50       8.50
 Other short-term borrowings....................      4.75          5.26       5.58

-------------------------
(1)  Based on month-end balances.

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

Employees

     As of December 31, 1999, the Company and its subsidiaries had 113 full-time and 23 part-time employees, none of whom were represented by a collective bargaining agreement, and management considers relationships with employees to be good.

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

     Recently Enacted Legislative and Regulatory Changes. On November 12, 1999, President Clinton signed legislation which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Department of Treasury, may approve additional financial activities. National bank subsidiaries will be permitted to engage in similar financial activities but only on an agency basis unless they are one of the 50 largest banks in the country. National bank subsidiaries will be prohibited from insurance underwriting, real estate development and merchant banking. The G-L-B Act prohibits future acquisitions of existing unitary savings and loan holding companies by firms that are engaged in commercial activities and prohibits the formation of new unitary holding companies.

     The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy provisions will become effective six months thereafter.

     The G-L-B Act contains significant revisions to the Federal Home Loan Bank System. The G-L-B Act imposes new capital requirements on the Federal Home Loan Banks and authorizes them to issue two classes of stock with differing dividend rates and redemption requirements. The G-L-B Act expands the permissible uses of Federal Home Loan Bank advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses. The G-L-B Act makes membership in the Federal Home Loan Bank System voluntary for federal savings associations.

     The G-L-B Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee. The G-L-B Act reduces the frequency of Community Reinvestment Act examinations for smaller institutions and imposes certain reporting requirements on depository institutions that make payments to non-governmental entities in connection with the Community Reinvestment Act. The G-L-B Act eliminates the SAIF special reserve and authorizes a federal savings association that converts to a national or state bank charter to continue to use the term "federal" in its name and to retain any interstate branches.

     The Company is unable to predict the impact of the G-L-B Act on its operations at this time. Although the G-L-B Act reduces the range of companies with which the Company may affiliate, it may facilitate affiliations with companies in the financial services industry.

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

     Until December 31, 1999, all SAIF-insured institutions paid additional assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members were assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

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

     The federal banking agency regulations require bank holding companies and banks to maintain a minimum leverage ratio of "Tier 1 capital" (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%. Although setting a minimum 3.0% leverage ratio, the capital regulations state that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near such minimum level of capital. All other bank holding companies and banks are expected to maintain a leverage ratio of at least 4.0%. Any bank or bank holding company experiencing or anticipating significant growth would be expected to maintain capital well above the minimum levels. In addition, the FRB has indicated that whenever appropriate, and in particular when a bank holding company is undertaking expansion, seeking to engage in new activities or otherwise facing unusual or abnormal risks, it will consider, on a case-by-case basis, the level of an organization's ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital.

     The risk-based capital rules of the federal banking agencies require bank holding companies and banks to maintain minimum regulatory capital levels based upon a weighting of their assets and off-balance sheet obligations according to risk. The risk-based capital rules have two basic components: a core capital (Tier 1) requirement and a supplementary capital (Tier 2) requirement. Core capital consists primarily of common stockholders' equity, certain perpetual preferred stock (which must be noncumulative with respect to banks), and minority interests in the equity accounts of consolidated subsidiaries; less all intangible assets, except for certain purchased mortgage servicing rights and purchased credit card relationships. Supplementary capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify as Tier 1 capital and long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities; subordinated debt and intermediate-term preferred stock; and up to 45.0% of unrealized gains of equity securities.

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

     Federal banking regulations classify banks by capital levels and which provide for the federal banking agencies to take various prompt corrective actions to resolve the problems of any bank that fails to satisfy the capital standards. Under such regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as undercapitalized, significantly undercapitalized, or critically undercapitalized depending on the extent to which the bank's capital levels are below these standards. A bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation will be subject to severe regulatory sanctions. As of December 31, 1999 the Bank Subsidiaries all were well-capitalized as defined by the federal banking regulations.

Taxation

     The Company's federal income tax returns have not been audited in the past six years. For additional information regarding taxation, see Note 11 of Notes to Consolidated Financial Statements.

Item 2. Properties
-------------------

        The following table sets forth the location and certain additional information regarding the Company's offices at December 31, 1999. The Company owns all of its offices with the exception of CB&T's branch at 1110 S. West St., with the land and building under a lease contract.

                                                                          Net Book Value
                                               Year          Total         at December        Approximate
                                              Opened       Investment         31, 1999       Square Footage
                                              ------       ----------     --------------     --------------
                                                      (Dollars in thousands)
Community Financial Corp.
240 E. Chestnut
P.O. Box 700
Olney, IL 62450                                 1994           $1,084          $     796                 --

Community Bank & Trust, N.A.
----------------------------

Main Office:

240 E. Chestnut
P.O. Box 700
Olney, IL 62450                                 1883  (1)       2,293                988              9,200

Branch Offices:

Olney Branch
1110 S. West St.
Olney, IL 62450                                 1998              150                121              2,700

Lawrenceville Branch
1601 State
P.O. Box 477
Lawrenceville, IL 62439                         1983  (1)         648                251              2,800

Fairfield Branch
303 W. Delaware
Fairfield, IL 62837                             1983  (1)         543                229              2,400

Newton Branch
601 W. Jourdan
P.O. Box 361
Newton, IL 62448                                1990  (1)         647                382              3,114

Charleston Branch
820 W. Lincoln
Charleston, IL 61920                            1989  (1)       1,253              1,020              4,912

American Bank of Illinois in Highland
-------------------------------------

Main Office:
 12616 Route 143
 Highland, IL 62249                                             1,715              1,571              8,000

Branch Office:
 P.O. Box 158
 Pocahontas, IL 62275                                             452                193              2,200

                                                                       Net Book Value
                                          Year          Total           at December         Approximate
                                         Opened       Investment             31, 1999      Square Footage
                                         ------       ----------       --------------      --------------
                                                  (Dollars in thousands)
The Egyptian State Bank
-----------------------

2 South Main Street
Carrier Mills, IL 62917                    1951           $  564            $     220               3,500

Saline County State Bank
------------------------

Main Office:
 1115 Wilson Street
 P.O. Box 99
 Stonefort, IL 62987                       1904              108                    4               4,000

Branch Office:
 Route 166 & Blue Avenue
 Creal Springs, IL 62922                   1984              608                  438               3,200

MidAmerica Bank of St. Clair County
-----------------------------------

350 Hartman Lane
P.O. Box 850
O'Fallon, IL 62269                         1996            1,888                1,488               7,200

---------------
(1)  Date of acquisition.

     The net book value of the Company's investment in premises and equipment totaled approximately $7.7 million at December 31, 1999. For a discussion of premises and equipment, see Note 6 of Notes to Consolidated Financial Statements.

Item 3. Legal Proceedings.
-------------------------

     On October 18, 1996, a former depositor and borrower of CB&T filed a complaint in the Circuit Court for the Second Judicial Circuit of Illinois, naming CB&T's then President and Chief Executive Officer and CB&T itself as defendants. The complaint seeks total damages of $200,000 (including $50,000 against the former President in her individual capacity) plus costs. The complaint alleges the following actions on the part of CB&T: unilaterally lowering the credit line on the individual's credit card; wrongfully dishonoring the individual's check; and wrongfully debiting money from the individual's account. Management believes that the claims brought against it in this proceeding are without merit. There are no pending regulatory proceedings to which the Company, CB&T or its subsidiaries is a party or to which any of their properties is subject which are currently expected to result in a material loss. From time to time, the Bank is a party to various legal proceedings incident to its business.

     On March 8, 2000, Mr. Barrett Rochman, a holder of in excess of 5% of the Company's outstanding common stock, filed a Complaint for Mandamus Judgment against the Company in the Circuit Court of the Second Judicial Circuit of Illinois, Richland County, seeking to examine and make extracts from the minutes of the meetings of the Company's Board of Directors and of the meetings of the management recognition plan and compensation committees of the Board of Directors from and after January 1, 1999. By order dated March 27, 2000, the court ordered the Company to turn over to Mr. Rochman the material he requested, with all such material to be under a protective order with application to lift such order to be sought for specific information after review. The court further found that the Company did not act in bad faith and denied Mr. Rochman's motion for fees.

Item 4. Submission of Matters to Vote of Security Holders.
---------------------------------------------------------

     Not applicable.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholders'
----------------------------------------------------------------------------
Matters
-------

     The information contained under the sections captioned "Market Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended December 31, 1999 (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

     The information contained in the table captioned "Selected Consolidated Financial and Other Data" on page 3 in the Annual Report is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 14 in the Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 14 in the Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

     The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Independent Auditors' Report and Selected Financial Data contained on pages 15 through 51 in the Annual Report, which are listed under Item 14 herein, are incorporated herein by reference.

Item 9.  Changes in and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

     Not applicable.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     For information concerning the Board of Directors and executive officers of the Company, the information contained under the section captioned "Proposal I -
- Election of Directors" in the Company's definitive proxy statement for the Company's 2000 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------------------------------------------------------------------------

     (a)  List of Documents Filed as Part of this Report
          ----------------------------------------------

     (1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

               Independent Auditors' Report
               Consolidated Balance Sheets - December 31, 1999 and 1998 Consolidated Statements of Income - Years ended December 31, 1999 and 1998
               Consolidated Statements of Stockholders' Equity - Years ended December 31, 1999 and 1998
               Consolidated Statements of Cash Flows - Years ended December 31, 1999 and 1998
               Notes to Consolidated Financial Statements

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

     (3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

  No.          Description
  --           -----------

   3.1         Articles of Incorporation *
   3.2         Bylaws ***
     4         Form of Common Stock Certificate of Community Financial Corp. **
  10.1         Community Financial Corp. Stock Option and Incentive Plan *
  10.2         Community Financial Corp. Management Recognition Plan *
  10.3(a)      Employment Agreements between Community Financial Corp.
               and Wayne H. Benson and Douglas W. Tompson *
  10.3(b)      Employment Agreements between Community Bank & Trust, N.A.
               and Wayne H. Benson and Douglas W. Tompson *
  10.4         Severance Agreements between each of Community Financial Corp.
               and Community Bank & Trust, N.A. and Shirley B. Kessler *
  10.5         Community Bank & Trust, N.A. Deferred Compensation Plan *
  10.6         Community Bank & Trust, N.A. Supplemental Executive
               Retirement Agreements with Shirley B. Kessler,
               Wayne H. Benson and Douglas W. Tompson *
  13           Annual Report to Stockholders
  21           Subsidiaries of the Registrant
  23           Consent of Larsson, Woodyard & Henson, CPAs
  27           Financial Data Schedule

____________
* Incorporated herein by reference from the Company's Registration Statement on Form S-1 filed December 30, 1994 (File No. 33-88102).
** Incorporated herein by reference from the Company's Registration Statement on Form 8-A (File No. 0-26292).
*** Incorporated herein by reference from the Company's current report on Form 8-K filed March 6, 2000.

     (b)  Reports on Form 8-K.  The Registrant did not file any Current Reports
          -------------------
on Form 8-K during the last quarter of the fiscal year ending December 31, 1999.

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

                                     COMMUNITY FINANCIAL CORP.

March 20, 2000
                                     By: /s/ Wayne H. Benson
                                         -------------------
                                         Wayne H. Benson
                                         President, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Wayne H. Benson                             March 20, 2000
------------------------------
Wayne H. Benson
President, Chief Executive Officer
 and Director
(Principal Executive Officer)

/s/ Douglas W. Tompson                          March 20, 2000
------------------------------
Douglas W. Tompson
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Roger A. Charleston                         March 20, 2000
-----------------------------
Roger A. Charleston
Chairman of the Board

/s/ Shirley B. Kessler                          March 20, 2000
-----------------------------
Shirley B. Kessler
Director

/s/ Michael F. Bauman                           March 20, 2000
-----------------------------
Michael F. Bauman
Director

/s/ Roger L. Haberer                            March 20, 2000
-----------------------------
Roger L. Haberer
Director

/s/ Gary L. Graham                              March 20, 2000
-----------------------------
Gary L. Graham
Director

/s/ Brad A. Jones                               March 20, 2000
-----------------------------
Brad A. Jones
Director

/s/ Clyde R. King                               March 20, 2000
-----------------------------
Clyde R. King
Director