Form 10-Q
period 2000-03-31
COMMUNITY FINANCIAL CORP /IL/
filed 2000-05-15
CIK 934858

          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549

          _________________________________

                       FORM 10-Q



(Mark One)
[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2000


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

        Indicate by check mark whether the registrant (1) has
filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the
preceding 12 months (or for such shorter period that the
registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety
days.  Yes  X   No
           ---     ---

        As of May 8, 2000, the Registrant had 2,213,645 shares of Common Stock issued and outstanding.

                             CONTENTS


PART I.  FINANCIAL INFORMATION                            PAGE
         ---------------------                            ----

  Item 1.  Financial Statements

          Consolidated Balance Sheets as of March 31, 2000
              and December 31, 1999. . . . . . . . . . . .  3

          Consolidated Statements of Income for the
              Three-Month Period Ended March 31, 2000
              and 1999. . . . . . . . . . . . . . . . . . . 4

          Consolidated Statements of Cash Flows for the
              Three-Month Period Ended March 31, 2000
              and 1999. . . . . . . . . . . . . . . . . . . 5

          Consolidated Statements of Stockholders' Equity
              for the Three-Month Period Ended
              March 31, 2000. . . . . . . . . . . . . . . . 7

          Notes to Consolidated Financial Statements. . . . 8


  Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations. . . . . . . . . . . . . . . . . . 10


PART II.  OTHER INFORMATION
          -----------------

  Item 1.  Legal Proceedings. . . . . . . . . . . . . . . .13

  Item 2.  Changes in Securities and Use of Proceeds. . . .13

  Item 3.  Quantitative and Qualitative Disclosure
            About Market Risk. . . . . . . . . . . . . . . 13

  Item 4.  Submission of Matters to a Vote of
            Security-Holders. . . . . . . . . . . . . . . .13

  Item 5.  Other Information. . . . . . . . . . . . . . . .13

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . 13


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . 14

            PART 1 - FINANCIAL INFORMATION
        COMMUNITY FINANCIAL CORP AND SUBSIDIARY
              CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS)

                                                            MARCH 31   DECEMBER 31
ASSETS                                                        2000        1999
------                                                     (UNAUDITED)   (AUDITED)
                                                           ----------   -----------
CASH AND CASH EQUIVALENTS:
  CASH                                                     $   6,261    $   8,941
  INTEREST BEARING DEPOSITS                                    6,777        6,714
                                                            --------     --------
 TOTAL CASH AND CASH EQUIVALENTS                              13,038       15,655

SECURITIES AVAILABLE FOR SALE (amortized cost                 43,445       43,771
  of $45,084 (2000) and $45,398 (1999))
SECURITIES HELD TO MATURITY (estimated market value           17,742       18,407
  of $17,559 (2000) and $18,249 (1999))
MORTGAGE-BACKED & RELATED SECURITIES AVAILABLE FOR SALE       32,719       34,341
  (amortized cost of $34,567 (2000) and $36,167 (1999))
MORTGAGE-BACKED & RELATED SECURITIES HELD TO MATURITY            322          338
  (estimated market value of $331 (2000) and $352 (1999))
LOANS RECEIVABLE, net                                        177,963      179,467
FORECLOSED REAL ESTATE, net                                      241          257
ACCRUED INTEREST RECEIVABLE                                    2,690        2,865
PREMISES AND EQUIPMENT, net                                    7,543        7,701
PREPAID INCOME TAXES                                               0            0
DEFERRED INCOME TAXES                                          1,524        1,518
GOODWILL                                                       4,091        4,158
CORE DEPOSIT INTANGIBLE                                          383          416
OTHER ASSETS                                                     875        1,025
                                                            --------     --------
      TOTAL ASSETS                                         $ 302,576    $ 309,919
                                                            ========     ========
LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
DEPOSITS                                                   $ 230,167    $ 225,170
FEDERAL HOME LOAN BANK ADVANCES                               30,092       42,000
REPURCHASE AGREEMENTS                                          6,169        6,891
OTHER BORROWINGS                                                   0            0
ADVANCES FROM BORROWERS FOR TAXES AND INSURANCE                   45           25
ACCRUED INTEREST PAYABLE                                         733          484
ACCRUED INCOME TAXES                                             459          163
OTHER LIABILITIES                                                736        1,360
                                                            --------     --------
      TOTAL LIABILITIES                                    $ 268,401    $ 276,093
                                                            --------     --------
STOCKHOLDER EQUITY:
  COMMON STOCK, $.01 PAR VALUE PER SHARE:
  7,000,000 SHARES AUTHORIZED; 2,242,612
  AND 2,242,612 SHARES ISSUED AT MARCH 31, 2000
  AND DECEMBER 31, 1999                                    $      26    $      26
  ADDITIONAL PAID-IN CAPITAL                                  25,641       25,641
  TREASURY STOCK                                              (5,600)      (5,600)
  UNALLOCATED ESOP SHARES                                       (902)        (902)
SHARES HELD FOR MANAGEMENT RECOGNITION PLAN                     (172)        (230)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)                 (2,302)      (2,279)
  RETAINED EARNINGS                                           17,484       17,170
                                                            --------     --------
     TOTAL STOCKHOLDER EQUITY                              $  34,175    $  33,826
                                                            --------     --------

  TOTAL LIABILITIES AND STOCKHOLDER EQUITY                 $ 302,576    $ 309,919
                                                            ========     ========

See accompanying notes to consolidated financial statements.

        COMMUNITY FINANCIAL CORP AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF INCOME
                (DOLLARS IN THOUSANDS)
                      (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                                MARCH 31
                                                           2000          1999
                                                        ----------   -----------
INTEREST INCOME:
   INTEREST ON LOANS                                    $    3,826  $    3,308
   INTEREST ON MORTGAGE-BACKED AND RELATED SECURITIES          561         671
   INTEREST ON SECURITIES AND INTEREST-BEARING
     DEPOSITS                                                1,068       1,240
                                                        ----------  ----------
      TOTAL INTEREST INCOME                             $    5,455  $    5,219
                                                        ----------  ----------
INTEREST EXPENSE:
   INTEREST ON DEPOSITS                                 $    2,452  $    2,402
   INTEREST ON OTHER BORROWED FUNDS                            588         642
                                                        ----------  ----------
      TOTAL INTEREST EXPENSE                            $    3,040  $    3,044
                                                        ----------  ----------
      NET INTEREST INCOME                               $    2,415  $    2,175

PROVISIONS FOR LOAN LOSSES                                     185          78
                                                        ----------  ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     $    2,230  $    2,097
                                                        ----------  ----------
NON-INTEREST INCOME:
   SERVICE FEES                                         $      528  $      372
   INSURANCE AND ANNUITY COMMISSIONS                            79          69
   NET GAIN (LOSS) ON SALE OF SECURITIES                         3           0
   OTHER                                                        18          24
                                                        ----------  ----------
      TOTAL NON-INTEREST INCOME                         $      628  $      465
                                                        ----------  ----------
NON-INTEREST EXPENSE:
   COMPENSATION AND BENEFITS                            $    1,135  $    1,120
   OCCUPANCY                                                   144         143
   EQUIPMENT AND FURNISHING                                    194         172
   DATA PROCESSING                                             141         168
   FEDERAL DEPOSIT INSURANCE PREMIUMS                           47          42
   PROFESSIONAL FEES                                           195          74
   SUPPLIES                                                     46          78
   GOODWILL                                                    100         100
   OTHER                                                       395         384
                                                        ----------  ----------
      TOTAL NON-INTEREST EXPENSE                        $    2,397  $    2,281
                                                        ----------  ----------

      INCOME BEFORE INCOME TAXES                        $      461  $      281

PROVISION FOR INCOME TAXES                                     147          81
                                                        ----------  ----------
      NET INCOME                                        $      314  $      200
OTHER COMPREHENSIVE INCOME(LOSS), NET OF INCOME TAX
  UNREALIZED GAIN(LOSS) ON SECURITIES AVAILABLE FOR
  SALE ARISING IN PERIOD                                       (23)       (286)
                                                        ----------  ----------
     COMPREHENSIVE INCOME                               $      291  $      (86)
                                                        ==========  ==========

WEIGHTED SHARES OUTSTANDING FOR BASIC EARNINGS
   PER SHARE                                             2,123,640   2,089,493
BASIC EARNINGS PER SHARE                                $     0.15  $     0.10
                                                        ==========  ==========
WEIGHTED SHARES OUTSTANDING FOR DILUTED EARNINGS
  PER SHARE                                              2,123,640   2,089,493
DILUTED EARNINGS PER SHARE                              $     0.15  $     0.10
                                                        ==========  ==========

See accompanying notes to consolidated financial statements.

        COMMUNITY FINANCIAL CORP AND SUBSIDIARY
         CONSOLIDATED STATEMENT OF CASH FLOWS
                (DOLLARS IN THOUSANDS)
                      (UNAUDITED)




                                                          THREE MONTHS ENDED
                                                                MARCH 31
                                                           2000            1999
                                                        ----------     -----------
OPERATING ACTIVITIES:
   NET INCOME                                             $    314    $   200
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
    PROVISION FOR DEPRECIATION                                 189        180
    PROVISION FOR LOAN LOSSES                                  185         78
    ACCRETION OF DISCOUNTS ON SECURITIES                        (7)      (149)
    AMORTIZATION OF PREMIUMS ON SECURITIES                      16         43
    AMORTIZATION OF MRP                                         58         54
    AMORTIZATION OF INTANGIBLES                                100        100
    (INCREASE) DECREASE IN ACCRUED INTEREST RECEIVABLE         175       (255)
    (INCREASE) DECREASE IN OTHER ASSETS                        121        336
    (DECREASE) INCREASE IN ACCRUED INCOME TAXES                297         81
    (INCREASE) DECREASE IN DEFERRED INCOME TAXES                (6)      (143)
    INCREASE (DECREASE) IN ACCRUED INTEREST PAYABLE            250         91
    INCREASE (DECREASE) IN OTHER LIABILITIES                  (623)      (909)
    STOCK DIVIDEND DISTRIBUTED BY FHLB                         (27)         0
    LOSS (GAIN) ON SALE OF SECURITIES AND MORTGAGE-BACKED
     AND RELATED SECURITIES                                      4          0
    LOSS (GAIN) ON SALE OF PREMISES AND EQUIPMENT               (7)         0
                                                          --------    -------
     NET CASH PROVIDED (USED IN) BY OPERATING ACTIVITIES  $  1,039    $  (293)
                                                          --------    -------


INVESTING ACTIVITIES:
    PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE         0          0
    PROCEEDS FROM SALES OF SECURITIES HELD TO MATURITY           0          0
    PROCEEDS FROM MATURITIES OF SECURITIES HELD
       TO MATURITY                                             683      3,345
    PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE
        FOR SALE                                               148     14,680
    PROCEEDS FROM SALES OF MORTGAGE-BACKED AND RELATED
     SECURITIES AVAILABLE FOR SALE                             321          0
    PURCHASE OF MORTGAGE-BACKED AND RELATED SECURITIES           0     (3,000)
    PURCHASE OF SECURITIES AVAILABLE FOR SALE                    0    (12,000)
    PURCHASE OF SECURITIES HELD TO MATURITY                      0     (4,550)
    PROCEEDS FROM MATURING TIME DEPOSITS                         0          0
    PURCHASE OF LOANS                                            0          0
    DECREASE (INCREASE) IN LOAN RECEIVABLE                   1,531     (6,010)
    PRINCIPAL COLLECTED ON MORTGAGE-BACKED AND RELATED
     SECURITIES                                              1,283      2,461
    DECREASE (INCREASE) IN FORECLOSED REAL ESTATE               16         86
    PURCHASE OF PREMISES AND EQUIPMENT                         (32)      (469)
    PROCEEDS FROM SALE OF EQUIPMENT                              7          0
    PURCHASE OF FEDERAL HOME LOAN BANK STOCK                     0          0
    PURCHASE OF FEDERAL RESERVE BANK STOCK                       0          0
    PROCEEDS FROM SALE OF FEDERAL HOME LOAN BANK STOCK           0          0
                                                          --------    -------
     NET CASH (USED IN) PROVIDED BY INVESTING
        ACTIVITIES                                        $  3,957   $ (5,457)
                                                          --------    -------


        COMMUNITY FINANCIAL CORP AND SUBSIDIARY
         CONSOLIDATED STATEMENT OF CASH FLOWS
                (DOLLARS IN THOUSANDS)
                      (UNAUDITED)



                                                          THREE MONTHS ENDED
                                                                MARCH 31
                                                           2000            1999
                                                        ----------     -----------
FINANCING ACTIVITIES:
    NET INCREASE(DECREASE) IN DEPOSITS                   $  4,997       $  2,280
    INCREASE IN ADVANCES FROM BORROWERS
     FOR TAXES AND INSURANCE                                   20             25
    INCREASE (DECREASE) IN BORROWINGS                     (12,630)          (834)
    PROCEEDS FROM SALE OF STOCK                                 0              0
    UNEARNED EMPLOYEE STOCK OWNERSHIP PLAN                      0             50
    PURCHASE OF SHARES FOR MRP                                  0              0
    PURCHASE OF TREASURY STOCK                                  0              0
    STOCK OPTION PLAN                                           0              0
    ESOP ADJUSTMENT                                             0              0
    MRP ADJUSTMENT                                              0              0
                                                         --------       --------
     NET CASH PROVIDED BY (USED IN) FINANCING
        ACTIVITIES                                       $ (7,613)      $  1,521
                                                         --------       --------
     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    $ (2,617)      $ (4,229)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         $ 15,655       $ 22,902
                                                         --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 13,038       $ 18,673
                                                         ========       ========


SUPPLEMENTAL DISCLOSURES:
  ADDITIONAL CASH FLOW INFORMATION:
   CASH PAID FOR:
    INTEREST ON DEPOSITS, ADVANCES AND
     OTHER BORROWINGS                                    $  2,615       $  2,866

   INCOME TAXES:
    FEDERAL                                              $      0       $      0
    STATE                                                $      0       $      0

SCHEDULE OF NONCASH INVESTING ACTIVITIES:
  STOCK DIVIDENDS DISTRIBUTED BY THE
   FEDERAL HOME LOAN BANK OF CHICAGO                     $     27       $      0

SECURITIES, MORTGAGE-BACKED AND RELATED SECURITIES
  TRANSFERRED TO AVAILABLE FOR SALE                      $      0       $      0

CHANGE IN UNREALIZED GAIN (LOSS) ON SECURITIES
  AVAILABLE FOR SALE                                     $    (34)      $   (428)

CHANGE IN DEFERRED INCOME TAXES ATTRIBUTED TO
  UNREALIZED GAIN (LOSS) ON SECURITIES AVAILABLE
  FOR SALE                                               $     11       $   (142)

            COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (DOLLARS IN THOUSANDS)
                              (UNAUDITED)

                                                                                    ACCUMULATED
                              ADDITIONAL          UNALLOCATED                          OTHER             COMPRE-
                       COMMON  PAID-IN   TREASURY    ESOP          MRP     RETAINED COMPREHENSIVE        HENSIVE
                        STOCK  CAPITAL    STOCK     SHARES        STOCK    EARNINGS    INCOME    TOTAL   INCOME
                       -----------------------------------------------------------------------------------------
BALANCE
  DECEMBER 31, 1999      $26  $25,641   $(5,600)   $  (902)      $ (230)   $17,170     $(2,279) $33,826

COMPREHENSIVE INCOME
 NET INCOME                                                                $   314              $   314   $  314
                                                                                                          ------
 OTHER COMPREHENSIVE
  INCOME UNREALIZED
   GAINS (LOSS)
   ON SECURITIES                                                                                          $  (34)
  RELATED TAX EFFECTS                                                                                     $   11
                                                                                                          ------
 OTHER COMPREHENSIVE
   INCOME                                                                               $  (23) $   (23)  $  (23)
                                                                                                          ------
COMPREHENSIVE INCOME                                                                                      $  291
SALE OF
COMMON STOCK                                                                                    $     0

UNALLOCATED
ESOP SHARES                                                                                     $     0

SHARES HELD
FOR MANAGEMENT
RECOGNITION PLAN                                                 $   58                         $    58

TREASURY STOCK                                                                                  $     0

ESOP SOP 93-6
ADJUSTMENT                                                                                      $     0

STOCK OPTION PLAN                                                                               $     0

DIVIDENDS                                                                                       $     0
                         ---------------------------------------------------------------------------------------
BALANCE
March 31, 2000           $26  $25,641   $(5,600)   $  (902)      $ (172)   $17,484     $(2,302) $34,175
                    ======================================================================

                               7

See accompanying notes to consolidated financial statements.

                     COMMUNITY FINANCIAL CORP
                         and SUBSIDIARIES

            Notes to Consolidated Financial Statements

                           March 31, 2000

                              (Unaudited)

(1)   DESCRIPTION OF THE BUSINESS

 Community Financial Corp. (the Company), an Illinois corporation, is a bank holding company for Community Bank & Trust, N.A., American Bank of Illinois, Saline County State Bank, Egyptian State Bank, and MidAmerica Bank of St. Clair County. Community Financial Corp. is primarily engaged in the business of directing, planning and coordinating the business activities of its subsidiaries, which primarily consist of accepting deposits from the general public through its subsidiaries and investing these funds in loans in their market areas and in investment securities and mortgage-backed securities.

(2)   BASIS OF  FINANCIAL STATEMENT PRESENTATION

 The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three months ended March 31, 2000 and 1999.

(3)   PRINCIPLES OF CONSOLIDATION

 The accompanying unaudited consolidated financial statements include the accounts of Community Financial
 Corp., Community Bank & Trust, N.A., American Bank of
 Illinois, Saline County State Bank, Egyptian State Bank, and MidAmerica Bank of St. Clair County. All significant intercompany items have been eliminated.

(4)   EARNINGS PER SHARE

                                     For the three months ended March 31, 2000
                                      ----------------------------------------
                                      Income         Shares          Per Share
                                                                      Amount
     Basic earnings per share
     Income available to
       common shareholders            $ 314,000      2,123,640       $    0.15


     Effect of dilutive activities
     Stock options                                           0
     Management recognition plan                             0


     Dilutive earnings per share
     Income available to
       common shareholders            $ 314,000      2,123,640        $   0.15



                                   For the three months ended March 31, 1999
                                  --------------------------------------------
                                      Income         Shares          Per Share
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
---------------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
-----------------------------------

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2000 AND DECEMBER
31, 1999.

Total assets decreased by $7.3 million or 2.4% from $309.9 million at December 31, 1999 to $302.6 million at March 31, 2000. The decrease in total assets was due to using the funds received from the decrease in cash and cash equivalents, the decrease in the investment portfolio and the decrease in the loan portfolio to reduce Federal Home Loan Bank advances. Total cash and cash equivalents (which includes federal funds sold) decreased $2.6 million or 16.7% from $15.7 million at December 31, 1999 to $13.0 million at March 31, 2000. The Company's net loan portfolio decreased by $1.5 million or 0.8% from $179.5 million at December 31, 1999 to $178.0 million at March 31, 2000. Securities available for sale decreased by $326,000 or 0.7% from $43.8 million at December 31, 1999 to $43.4 million at March 31, 2000. Securities held to maturity decreased by $665,000 or 3.6%, from $18.4 million at December 31, 1999 to $17.7 million at March 31, 2000. Mortgage-backed and related securities available for sale decreased by $1.6 million or 4.7% from $34.3 million at December 31, 1999 to $32.7 million at March 31, 2000. At March 31, 2000, the Company's portfolio of investment securities and mortgage-backed and related securities, classified as available for sale pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, decreased capital by $2.3 million (net of taxes) as the result of a decrease in the market value. Total liabilities decreased by $7.7 million or 2.8%, from $276.1 million at December 31, 1999 to $268.4 million at March 31, 2000. Deposits increased by $5.0 million or 2.2%, from $225.2 million at December 31, 1999 to $230.2 million at March 31, 2000. Federal Home Loan Bank advances decreased $11.9 million or 28.4%, from $42.0 million at December 31, 1999 to $30.1 million at March 31, 2000. Repurchase agreements decreased by $722,000 or 10.5% from $6.9 million at December 31, 1999 to $6.2 million at March 31, 2000.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH
31, 2000 AND 1999.

NET INCOME.   Net income was $314,000 for the three months ended
March 31, 2000, as compared to $200,000 for the three months ended March 31, 1999. This represents an increase of $114,000, or 57.0% which was primarily due to the combined effects of a $240,000 increase in net interest income and a $163,000 increase in non-interest income, partially offset by a $116,000 increase in non-interest expense and a $107,000 increase in provisions for loan losses. Included in the non-interest expense for the quarter ended March 31, 2000, was a non-recurring pre-tax charge of $80,000 (as of March 31, 2000) to defend the company's position in a proxy contest.

NET INTEREST INCOME.   Net interest income increased $240,000 or
11.0%, from $2.2 million for the three months ended March 31, 1999 to $2.4 million for the three months ended March 31, 2000. This is primarily the result of a volume increase in the average balance of loans which increased $25.3 million or 16.3%, from $155.4 million for the quarter ended March 31, 1999 to $180.7 million for the quarter ending March 31, 2000.

INTEREST INCOME.   Interest income increased by $236,000 or
4.5%, from $5.2 million for the three months ended March 31, 1999 to $5.5 million for the three months ended March 31, 2000. Interest income on loans increased by $518,000 or 15.7% from $3.3 million for the three months ended March 31, 1999 to $3.8 million for the three months ended March 31, 2000. The increase was due to a volume increase as the average balance of loans increased $25.3 million or 16.3%, from $155.4 million for the quarter ended March 31, 1999 to $180.7 million for the quarter ending March 31, 2000. In addition, the average yield (on an annualized basis) increased 24 basis points on the loan portfolio from 7.37% to 7.61% for the quarters March 31, 1999 and 2000, respectively. The decrease in interest income on mortgage-backed and related securities of $110,000 or 16.4%, was due to the reduction of the mortgage-backed and related securities portfolio with the proceeds used to fund the growth in loans and to reduce borrowings. Interest income on investments and interest-bearing deposits decreased $172,000 or 13.9% as the average balance decreased as a result of the portfolio restructure.


INTEREST EXPENSE.   Interest expense decreased $4,000 or 0.1%,
from $3.0 million for the three months ended March 31, 1999 to $3.0 million for the three months ended March 31, 2000. Interest on deposits increased by $50,000 or 2.1%, from $2.4 million for the three months ended March 31, 1999 to $2.5 million for the three months ended March 31, 2000. Average balance of deposits decreased $6.7 million or 3.0%, from $221.2 million for the three months ended March 31, 1999 to $214.5 million for the three months ended March 31, 2000. Average cost of deposits (on an annualized basis) increased from 4.6% for the three months ended March 31, 1999 to 4.8% for the three months ended March 31, 2000. Interest on other borrowed funds decreased $54,000 or 8.4%, from $642,000 for the three months ended March 31, 1999 to $588,000 for the three months ended March 31, 2000. The decrease was primarily due to the average balance of borrowed funds decreasing $5.2 million or 11.3%, from $45.9 million for the period ended March 31, 1999 to $40.7 million for the period ended March 31, 2000.

PROVISION FOR LOAN LOSSES.   The Company established provisions
for loan losses of $185,000 and $78,000 for the three months ended March 31, 2000 and 1999, respectively. The Company's provisions for loan losses for the three months ended March 31, 2000, were made to maintain the allowance for loan losses at an adequate level during that period. While management believes that the allowance for loan losses is adequate at the present time, there can be no assurance that the allowance for loan losses will be adequate to cover any losses on non-performing assets in the future.

NONINTEREST INCOME.   Noninterest income increased by $163,000,
or 35.1%, from $465,000 for the three months ended March 31, 1999 to $628,000 for the three months ended March 31, 2000. Of the increase, service fees increased $156,000 or 41.9%, from $372,000 for the three months ended March 31, 1999 to $528,000 for the three months ended March 31, 2000 as the result of new fee schedules introduced late in 1999.

NONINTEREST EXPENSE.   Noninterest expense increased by
$116,000, or 5.1%, from $2.3 million for the three months ended March 31, 1999 to $2.4 million for the three months ended March 31, 2000. The primary reason for the increase was due to an increase in professional fees of $121,000 or 163.5%, from $74,000 for the three months ended March 31, 1999 to $195,000 for the three months ended March 31, 2000. Included as part of the increase were non-recurring charges of $80,000 (as of March 31, 2000) to defend the Company's position in a proxy contest.

INCOME TAX EXPENSE.   The Company's income tax expense was
estimated at $147,000 and $81,000 for the three months ended
March 31, 2000 and 1999, respectively.   The effective tax rate
for the three months ended March 31, 2000 and 1999 was 31.9% and 28.8%, respectively.

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

The Company has other sources of liquidity if there is a need for funds. The Company has a portfolio of investment securities and mortgage-backed and related securities with an aggregate market value of $76.2 million at March 31, 2000 classified as available for sale. Another source of liquidity is the Bank's ability to obtain advances from the FHLB of Chicago. In addition, the Company maintains a significant portion of its investments in interest-bearing deposits at other financial institutions that will be available when needed.

The Company anticipates that it will have sufficient funds available to meet commitments outstanding and to meet loan demand. As of March 31, 2000, the Company's ratios of Tier I capital to adjusted total assets was 10.6%, as compared to the required level of 3.0%, respectively. The risk-based capital ratio at that date was 18.3%, as compared to the requirement of 8.0%.

RECENT DEVELOPMENTS

On May 8, 2000, two of the Company's wholly owned subsidiaries, The Egyptian State Bank and Saline County State Bank, merged with The Egyptian State Bank as the surviving bank in the merger. The merger was part of the Company's recently adopted strategic plan and is intended to improve operating efficiencies by eliminating the expenses associated with maintaining a separate bank charter for Saline County State Bank.

PART II.  OTHER INFORMATION
          -----------------

   ITEM 1. LEGAL PROCEEDINGS
     On October 18, 1996, a former depositor and borrower of CB&T filed a complaint in the Circuit Court for the Second Judicial Circuit of Illinois, naming CB&T's then President and Chief Executive Officer and CB&T itself as defendants. The complaint seeks total damages of $200,000 (including $50,000 against the former President in her individual capacity) plus costs. The complaint alleges the following actions on the part of CB&T: unilaterally lowering the credit line on the individual's credit card; wrongfully dishonoring the individual's check; and wrongfully debiting money from the individual's account. Management believes that the claims brought against it in this proceeding are without merit. There are no pending regulatory proceedings to which the Company, CB&T or its subsidiaries is a party or to which any of their properties is subject which are currently expected to result in a material loss. From time to time, the Bank is a party to various legal proceedings incident to its business.

     On March 8, 2000, Mr. Barrett Rochman, a holder of in excess of 5% of the Company's outstanding common stock, filed a Complaint for Mandamus Judgment against the Company in the Circuit Court of the Second Judicial Circuit of Illinois, Richland County, seeking to examine and make extracts from the minutes of the meetings of the Company's Board of Directors and of the meetings of the management recognition plan and compensation committees of the Board of Directors from and after January 1, 1999. By order dated March 27, 2000, the court ordered the Company to turn over to Mr. Rochman the material he requested, with all such material to be under a protective order with the application to lift such order to be sought for specific information after review. The court further found that the Company did not act in bad faith and denied Mr. Rochman's motion for a penalty. On April 12, 2000, Mr. Rochman filed a motion for reconsideration of the court's decision regarding his motion for a penalty. Prior to the hearing, scheduled for May, 10, 2000, the Company agreed to reimburse Mr. Rochman $5,000 for costs incurred in filing the Complaint for Mandamus Judgement.

   ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   None

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
   RISK

   Not applicable

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-
   HOLDERS

   None

   ITEM 5.  OTHER INFORMATION

   None

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (A)  Exhibits 27- Financial Data Schedule

   (B)  Reports on Form 8-K
          On March 6, 2000, the Registrant filed a Current
          Report on Form 8-K to file as an exhibit a copy of the Registrant's bylaws, as amended.

          On April 5, 2000, the Registrant filed a Current
          Report on Form 8-K to file as an exhibit a copy of the Community Financial Corp. Management Recognition Plan, as amended.

                            SIGNATURES


     Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      COMMUNITY FINANCIAL CORP.



Date:  May 12, 2000                   /s/ Wayne H. Benson
                                      --------------------------
                                      Wayne H. Benson
                                      President and Chief
                                      Executive Officer
                                      (Chief Executive Officer)





Date:  May 12, 2000                   /s/ Douglas W. Tompson
                                      --------------------------
                                      Douglas W. Tompson
                                      (Chief Financial Officer)