Form 10-Q
period 2000-06-30
COMMUNITY FINANCIAL CORP /IL/
filed 2000-08-14
CIK 934858

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)
[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2000


                                       OR




[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


Commission File Number:  0-26292


                            COMMUNITY FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      ILLINOIS                                                  37-1337630
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


240 E. CHESTNUT STREET, OLNEY, ILLINOIS                          62450-2295
----------------------------------------                         ------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code: (618) 395-8676
                                                    --------------
        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety days. Yes  X   No
                                                  ---     ---

        As of August 8, 2000, the Registrant had 2,211,529 shares of Common Stock issued and outstanding.

                                    CONTENTS


PART I. FINANCIAL INFORMATION                                              PAGE
-----------------------------                                              ----

  Item 1.  Financial Statements

          Consolidated Balance Sheets as of June 30, 2000
                  and December 31, 1999.......................................3

          Consolidated Statements of Income for the Three-Month and
                  Six-Month Periods Ended June 30, 2000 and 1999..............4

          Consolidated Statements of Cash Flows for the Three-Month and
                  Six-Month Period Ended June 30, 2000 and 1999................5

          Consolidated Statements of Stockholders' Equity for the
                  Six-Month Period Ended June 30, 2000.........................7

          Notes to Consolidated Financial Statements...........................8


  Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...........................9


PART II.  OTHER INFORMATION
          -----------------


  Item 1.  Legal Proceedings..................................................13

  Item 2.  Changes in Securities..............................................13

  Item 3.  Defaults Upon Senior Securities....................................13

  Item 4.  Submission of Matters to a Vote of Security-Holders................13

  Item 5.  Other Information..................................................13

  Item 6.  Exhibits and Reports on Form 8-K...................................13


SIGNATURES....................................................................14

                         PART 1 - FINANCIAL INFORMATION
                   COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                        JUNE 30    DECEMBER 31
                                                          2000        1999
ASSETS                                                (UNAUDITED)   (AUDITED)
------                                                -----------  -----------
CASH AND CASH EQUIVALENTS:
  CASH                                                 $  11,476    $   8,941
  INTEREST BEARING DEPOSITS                                5,165        6,714
                                                        --------     --------
         TOTAL CASH AND CASH EQUIVALENTS                  16,641       15,655

TIME DEPOSITS                                                  0            0
SECURITIES AVAILABLE FOR SALE (amortized cost             58,983       43,771
  of $60,801 (2000) and $45,398 (1999))
SECURITIES HELD TO MATURITY (estimated market value        1,626       18,407
  of $1,627 (2000) and $18,249 (1999))
MORTGAGE-BACK & RELATED SECURITIES AVAILABLE FOR SALE     31,624       34,341
  (amortized cost of $33,282 (2000) and $36,167(1999))
MORTGAGE-BACK & RELATED SECURITIES HELD TO MATURITY            0          338
  (estimated market value of $0 (2000) and $352 (1999))
LOANS RECEIVABLE, net                                    181,081      179,467
FORECLOSED REAL ESTATE, net                                  190          257
REAL ESTATE HELD FOR SALE                                      0            0
ACCRUED INTEREST RECEIVABLE                                2,620        2,865
PREMISES AND EQUIPMENT, net                                7,632        7,701
PREPAID INCOME TAXES                                           0            0
DEFERRED INCOME TAXES                                      1,317        1,518
GOODWILL                                                   4,031        4,158
CORE DEPOSIT INTANGIBLE                                      343          416
OTHER ASSETS                                                 735        1,025
                                                        --------     --------
      TOTAL ASSETS                                     $ 306,823    $ 309,919
                                                        ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

DEPOSITS                                               $ 238,134    $ 225,170
FEDERAL HOME LOAN BANK ADVANCES                           26,530       42,000
REPURCHASE AGREEMENTS                                      4,577        6,891
FEDERAL FUNDS PURCHASED                                    1,773            0
ADVANCES FROM BORROWERS FOR TAXES AND INSURANCE               55           25
ACCRUED INTEREST PAYABLE                                     579          484
ACCRUED INCOME TAXES                                          96          163
OTHER LIABILITIES                                            683        1,360
                                                        --------     --------
      TOTAL LIABILITIES                                $ 272,427    $ 276,093
                                                        --------     --------

STOCKHOLDERS' EQUITY:
  COMMON STOCK, $.01 PAR VALUE PER SHARE:
  7,000,000 SHARES AUTHORIZED; 2,211,529
  AND 2,213,645 SHARES ISSUED AT JUNE 30, 2000
  AND DECEMBER 31, 1999                                $      26    $      26
  ADDITIONAL PAID-IN CAPITAL                              25,641       25,641
  TREASURY STOCK                                          (5,600)      (5,600)
  UNALLOCATED ESOP SHARES                                   (874)        (902)
  SHARES HELD FOR MANAGEMENT RECOGNITION PLAN               (115)        (230)
  RETAINED EARNINGS                                       17,612       17,170
  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)           (2,294)      (2,279)
                                                        --------     --------
      TOTAL STOCKHOLDER EQUITY                         $  34,396    $  33,826
                                                        --------     --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 306,823    $ 309,919
                                                        ========     ========


See accompanying notes to consolidated financial statements.

                   COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                   JUNE 30              JUNE 30
                                                               2000      1999       2000       1999
                                                             ------------------   -------------------
INTEREST INCOME:
   INTEREST ON LOANS                                         $  3,861  $  3,604   $  7,687  $  6,912
   INTEREST ON MORTGAGE-BACKED AND RELATED SECURITIES             538       661      1,099     1,332
   INTEREST ON INVESTMENTS AND INTEREST-BEARING DEPOSITS        1,073     1,167      2,141     2,407
                                                              -------   -------    -------   -------
     TOTAL INTEREST INCOME                                   $  5,472  $  5,432   $ 10,927  $ 10,651
                                                              -------   -------    -------   -------

INTEREST EXPENSE:
   INTEREST ON DEPOSITS                                      $  2,570  $  2,372   $  5,021  $  4,774
   INTEREST ON OTHER BORROWED FUNDS                               554       679      1,142     1,321
                                                              -------   -------    -------   -------
     TOTAL INTEREST EXPENSE                                  $  3,124  $  3,051   $  6,163  $  6,095
                                                              -------   -------    -------   -------

     NET INTEREST INCOME                                     $  2,348  $  2,381   $  4,764  $  4,556

PROVISIONS FOR LOAN LOSSES                                        406       188   $    591  $    266
                                                              -------   -------    -------   -------
     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     $  1,942  $  2,193   $  4,173  $  4,290
                                                              -------   -------    -------   -------

NON-INTEREST INCOME:
   SERVICE FEES                                              $    398  $    474   $    926  $    846
   INSURANCE AND ANNUITY COMMISSIONS                              102        91        180       160
   NET GAIN (LOSS) ON SALE OF SECURITIES                            0         0         (4)        0
   NET GAIN (LOSS) ON SALE OF FIXED ASSETS                          0         0          7         0
   OTHER                                                           20        15         39        39
                                                              -------   -------    -------   -------
     TOTAL NON-INTEREST INCOME                               $    520  $    580   $  1,148  $  1,045
                                                              -------   -------    -------   -------

NON-INTEREST EXPENSE:
   COMPENSATION AND BENEFITS                                 $  1,022  $  1,170   $  2,157  $  2,290
   OCCUPANCY                                                      153       155        298       298
   EQUIPMENT AND FURNISHING                                       114       192        308       364
   DATA PROCESSING                                                142       154        283       322
   FEDERAL DEPOSIT INSURANCE PREMIUMS                              45        42         92        84
   PROFESSIONAL FEES                                              243       129        438       203
   SUPPLIES                                                        54        72        100       150
   GOODWILL                                                       100       100        200       200
   OTHER                                                          401       411        796       795
                                                              -------   -------    -------   -------
     TOTAL NON-INTEREST EXPENSE                              $  2,274  $  2,425   $  4,672  $  4,706
                                                              -------   -------    -------   -------

     INCOME BEFORE INCOME TAXES                              $    188  $    348   $    649  $    629

PROVISION FOR INCOME TAXES                                         59        87        206       168
                                                              -------    ------    -------   -------

     NET INCOME                                              $    129  $    261   $    443  $    461
                                                              =======   =======    =======   =======
OTHER COMPREHENSIVE INCOME(LOSS), NET OF INCOME TAX
  UNREALIZED GAIN(LOSS) ON SECURITIES AVAILABLE FOR
  SALE ARISING IN PERIOD                                            8      (976)       (15)   (1,262)
                                                              -------    ------    -------   -------
     COMPREHENSIVE INCOME                                    $    137  $   (715)  $    428  $   (801)
                                                              =======   =======    =======   =======

WEIGHTED SHARES OUTSTANDING FOR BASIC EARNINGS PER SHARE    2,123,431 2,093,519  2,123,535 2,090,666
BASIC EARNINGS PER SHARE                                     $   0.06  $   0.12   $   0.21  $   0.22
                                                              =======   =======    =======   =======
WEIGHTED SHARES OUTSTANDING FOR DILUTED EARNINGS PER SHARE  2,123,431 2,093,519  2,123,535 2,090,666
DILUTED EARNINGS PER SHARE                                   $   0.06  $   0.12   $   0.21  $   0.22
                                                              =======   =======    =======   =======


See accompanying notes to consolidated financial statements.

                   COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                  JUNE 30            JUNE 30
                                                               2000     1999      2000     1999
                                                          --------------------   ---------------
OPERATING ACTIVITIES:
   NET INCOME                                              $    129 $    261  $    443 $    461
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET
    CASH PROVIDED BY OPERATING ACTIVITIES:
    PROVISION FOR DEPRECIATION                                  114      167       303      347
    PROVISION FOR LOAN LOSSES                                   406      188       591      266
    ACCRETION OF DISCOUNTS ON SECURITIES                         (8)     (10)      (15)     (30)
    AMORTIZATION OF PREMIUMS ON SECURITIES                       17       37        33       80
    AMORTIZATION OF GOODWILL & CORE DEPOSIT INTANGIBLES         100      100       200      200
    AMORTIZATION OF MANAGEMENT RECOGNITION PLAN                  57       54       115      108
    (INCREASE) DECREASE IN ACCRUED INTEREST RECEIVABLE           69      419       244      164
    (INCREASE) DECREASE IN OTHER ASSETS                         170     (381)      291      (45)
    (DECREASE) INCREASE IN ACCRUED INCOME TAXES                (364)    (163)      (67)     (82)
    (INCREASE) DECREASE IN DEFERRED INCOME TAXES                207     (502)      201     (645)
    INCREASE (DECREASE) IN ACCRUED INTEREST PAYABLE            (154)     (16)       96       75
    INCREASE (DECREASE) IN OTHER LIABILITIES                    (55)      51      (678)    (858)
    STOCK DIVIDEND ON FHLB STOCK                                (18)       0       (45)       0
    LOSS (GAIN) ON SALE OF SECURITIES AND MORTGAGE-BACKED
     AND RELATED SECURITIES                                       0        0         4        0
    LOSS (GAIN) IN SALE OF PREMISES AND EQUIPMENT                 0        0        (7)       0
                                                            -------- -------    ------  -------
     NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES   $    670 $    205   $ 1,709 $     41
                                                            -------- -------    ------  -------

INVESTING ACTIVITIES:
    PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE          0        0         0        0
    PROCEEDS FROM SALES OF SECURITIES HELD TO MATURITY            0        0         0        0
    PROCEEDS FROM MATURITIES OF SECURITIES HELD TO MATURITY       0    1,808       683    5,153
    PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE
     FOR SALE                                                 1,001    3,338     1,149   18,018
    PROCEEDS FROM SALES OF MORTGAGE-BACKED AND RELATED
     SECURITIES AVAILABLE FOR SALE                                0        0       321        0
    PURCHASE OF MORTGAGE-BACKED AND RELATED SECURITIES
     AVAILABLE FOR SALE                                           0   (2,000)        0   (5,000)
    PURCHASE OF SECURITIES AVAILABLE FOR SALE                  (600)  (5,478)     (600) (17,478)
    PURCHASE OF SECURITIES HELD TO MATURITY                       0   (2,816)        0   (7,366)
    DECREASE (INCREASE) IN LOAN RECEIVABLE                   (3,544) (11,659)   (2,013) (17,669)
    PRINCIPAL COLLECTED ON MORTGAGE-BACKED AND RELATED
     SECURITIES                                               1,604    2,238     2,887    4,570
    DECREASE (INCREASE) IN FORECLOSED REAL ESTATE                51      (90)       67       (4)
    PURCHASE OF PREMISES AND EQUIPMENT                         (202)    (174)     (234)    (643)
    PROCEEDS FROM SALE OF EQUIPMENT                               0        0         7        0
    PURCHASE OF FEDERAL HOME LOAN BANK STOCK                      0        0         0        0
    PURCHASE OF FEDERAL RESERVE BANK STOCK                        0        0         0        0
    PROCEEDS FROM SALE OF FEDERAL HOME LOAN BANK STOCK            0        0         0        0
                                                            -------  -------   -------  -------
     NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES   $ (1,690)$(14,833) $  2,267 $(20,419)
                                                            -------  -------   -------  -------


                   COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                           THREE MONTHS ENDED  SIX MONTHS ENDED
                                                                 JUNE 30            JUNE 30
                                                              2000     1999      2000     1999
                                                          -------------------   ----------------
FINANCING ACTIVITIES:
    NET INCREASE (DECREASE) IN DEPOSITS                   $  7,967 $ (3,251) $ 12,964 $   (971)
    (DECREASE) INCREASE IN ADVANCES FROM BORROWERS
     FOR TAXES AND INSURANCE                                    10       58        30       83
    INCREASE (DECREASE) IN FHLB ADVANCES                    (3,562)   5,841   (15,470)   5,841
    INCREASE (DECREASE) IN OTHER BORROWINGS                  1,773        0     1,773        0
    INCREASE (DECREASE) IN REPURCHASE AGREEMENTS            (1,593)   5,169    (2,315)   4,335
    PROCEEDS FROM SALE OF STOCK                                  0        0         0        0
    UNEARNED EMPLOYEE STOCK OWNERSHIP PLAN                      28        0        28       50
    MARKET ADJUSTMENT OF EMPLOYEE STOCK OWNERSHIP PLAN           0        0         0        0
    PURCHASE OF SHARES FOR MRP                                   0        0         0        0
    MARKET ADJUSTMENT OF MRP                                     0        0         0        0
    STOCK OPTION PLAN                                            0        0         0        0
    PURCHASE OF TREASURY STOCK                                   0     (194)        0     (194)
                                                           -------  -------  --------  -------
     NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES  $  4,623 $  7,623  $ (2,990)$  9,144
                                                           -------  -------   -------  -------

     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        3,603   (7,005)      986  (11,234)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            13,038   18,673    15,655   22,902
                                                           -------  -------   -------  -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 16,641 $ 11,668  $ 16,641 $ 11,668
                                                           =======  =======   =======  =======

SUPPLEMENTAL DISCLOSURES:
  ADDITIONAL CASH FLOWS INFORMATION:
   CASH PAID FOR:
    INTEREST ON DEPOSITS, ADVANCES AND
     OTHER BORROWINGS                                     $  3,278 $  3,304  $  6,068 $  6,170

   INCOME TAXES:
    FEDERAL                                               $    305 $    250  $    305 $    250
    STATE                                                 $      0 $      0  $      0 $      0

SCHEDULE OF NONCASH INVESTING ACTIVITIES:
  STOCK DIVIDENDS DISTRIBUTED BY THE
   FEDERAL HOME LOAN BANK OF CHICAGO                      $     18 $      0  $     45 $      0

  SECURITIES, MORTGAGE-BACKED AND RELATED SECURITIES
   TRANSFERRED TO AVAILABLE FOR SALE                      $ 16,433 $      0  $ 16,433 $      0


                   COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                 ACCUMULATED
                                        ADDITIONAL                                                  OTHER
                                COMMON   PAID-IN   TREASURY   UNALLOCATED     MRP    RETAINED   COMPREHENSIVE          COMPREHENSIVE
                                STOCK    CAPITAL    STOCK     ESOP SHARES    STOCK   EARNINGS      INCOME       TOTAL    INCOME
                                ----------------------------------------------------------------------------------------------------
BALANCE
  DECEMBER 31, 1999              $26     $25,641   ($5,600)    $( 902)      $(  230)  $17,170      $(2,279)    $33,826

COMPREHENSIVE INCOME
 NET INCOME                                                                              $442                     $442    $442
                                                                                                                          ----
 OTHER COMPREHENSIVE INCOME
  UNREALIZED GAINS (LOSS)
   ON SECURITIES                                                                                                          $(20)
  RELATED TAX EFFECTS                                                                                                     $  8
                                                                                                                          ----
  RELASED GAINS (LOSS)
   ON SECURITIES                                                                                                            (4)
  RELATED TAX EFFECTS                                                                                                        1
                                                                                                                          ----
                                                                                                                            (3)
 OTHER COMPREHENSIVE INCOME                                                                           $(15)       $(15)   $(15)
                                                                                                                          ----
COMPREHENSIVE INCOME                                                                                                      $427
                                                                                                                          ----
SALE OF
COMMON STOCK                                                                                                        $0

UNALLOCATED
ESOP SHARES                                                        $28                                            $ 28

SHARES HELD
FOR MANAGEMENT
RECOGNITION PLAN                                                               $115                               $115

TREASURY STOCK                                                                                                      $0

ESOP SOP 93-6
ADJUSTMENT                                                                                                          $0

STOCK OPTION PLAN                                                                                                   $0

DIVIDENDS                                                                                                           $0
                                --------------------------------------------------------------------------------------

BALANCE
June 30, 2000                    $26     $25,641   ($5,600)    $(  874)     $(  115)  $17,612      $(2,294)    $34,396
                                ======================================================================================


See accompanying notes to consolidated financial statements.

                   COMMUNITY FINANCIAL CORP. and SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                                  June 30, 2000

                                   (Unaudited)

(1)  DESCRIPTION OF THE BUSINESS
     Community Financial Corp. (the Company), an Illinois corporation, is a bank holding company for Community Bank & Trust, N.A., American Bank of Illinois, Egyptian State Bank, and MidAmerica Bank of St. Clair County. Community Financial Corp. is primarily engaged in the business of directing, planning and coordinating the business activities of its subsidiaries, which primarily consist of accepting deposits from the general public through its subsidiaries and investing these funds in loans in their market areas and investment securities and mortgage-backed securities.

(2)  BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements, have been included in the results of operations for the three months ended and six months ended June 30, 2000 and 1999.

(3)  PRINCIPLES OF CONSOLIDATION
     The accompanying unaudited consolidated financial statements include the accounts of Community Financial Corp, Community Bank & Trust, N.A., American Bank of Illinois, Egyptian State Bank, and MidAmerica Bank of St. Clair County. All significant intercompany items have been eliminated.

(4)  EARNINGS PER SHARE

                                                             Income            Shares           Per Share
                                                                                                 Amount
                                                             --------------------------------------------
                    For the three months ended June 30, 2000
                    ----------------------------------------

         Basic earnings per share:
         Income available to Common Shareholders             $  128,977        2,123,431       $  0.06

         Effect of dilutive activities:
         Stock options                                                                 0
         Management recognition plan                                                   0

         Dilutive earnings per share:
         Income available to Common Shareholders             $  128,977        2,123,431       $  0.06

                     For the six months ended June 30, 2000
                     --------------------------------------
         Basic earnings per share:
         Income available to Common Shareholder              $  442,488        2,123,535       $  0.21

         Effect of dilutive activities:
         Stock options                                                                 0
         Management recognition plan                                                   0

         Dilutive earnings per share:
         Income available to Common Shareholders             $  442,488        2,123,535       $  0.21


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2000 AND DECEMBER 31, 1999.

Total assets decreased by $ 3.1 million, or 1.0%, from $309.9 million at December 31, 1999 to $306.8 million at June 30, 2000. Total cash and cash equivalents (which includes federal funds sold) increased by $1.0 million or 6.4% from $15.7 million at December 31, 1999 to $16.6 million at June 30, 2000. In May, 2000 , the Company's affiliates Egyptian State Bank and Saline County State Bank were merged into one bank charter with Egyptian State Bank being the survivor. As a result of this merger, the held to maturity portfolio of investment securities totaling $16.1 million and mortgage-backed and related securities totaling $319,000 were reclassified as available for sale. The Company has established a goal of reducing its short term borrowing position due to the rising cost to carry this type of liability. In order to achieve this goal, the Company has tightened its lending requirements and will refrain from using excess funds to purchase investments. The Company's total portfolio of investment securities decreased by $1.6 million, or 2.6%, from $62.2 million at December 31, 1999 to $60.6 million at June 30, 2000. The decrease was due to scheduled maturities. The Company's portfolio of mortgage-backed and related securities, decreased by $3.1 million, or 8.9%, from $34.7 million at December 31, 1999 to $31.6 million at June 30, 2000. The decrease was the result of scheduled repayments. During the six months ended June 30, 2000, the Company's portfolio of investment securities and mortgage-backed and related securities, classified as available for sale pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, decreased capital by $2.3million (net of taxes) as a result of a decrease in the market value. The Company's loan portfolio increased by $1.6 million, or 0.9% from $179.5 million at December 31, 1999 to $181.1 million at June 30, 2000. Total liabilities decreased by $3.7 million or 1.3% from $276.1 million at December 31, 1999 to $272.4 million at June 30, 2000. Deposits increased $13.0 million, or 5.8%, from $225.2 million at December 31, 1999 to $238.1 million at June 30, 2000. The increase was primarily due to a deposit promotion which raised $14.6 million at an average cost of 6.5% with an average life of 25 months. The proceeds were used to reduce short term borrowings from the FHLB which carried an average cost 6.9%. Borrowings decreased $16.0 million, or 32.7%, from $48.9 million at December 31, 1999 to $32.9 million at June 30, 2000.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999.

NET INCOME. Net income decreased by $132,000 or 50.6%, from $261,000 for the three months ended June 30, 1999, to $129,000 for the three months ended June 30, 2000. The decrease was primarily due to the combined effects of a $33,000 decrease in net interest income, a $218,000 increase in provisions for loan losses and a $60,000 decrease in non-interest income, partially offset by a $151,000 decrease in non-interest expense. Included in the non-interest expense for the quarter ended June 30, 2000, was a non-recurring pre-tax charge of $89,000 to defend the company's position in a proxy contest. The increase in the provision for loan losses was the result of the quarterly review of the allowance for loan and lease losses recognizing a deficiency due to the changing economic conditions that higher interest rates have had on certain credits within the commercial loan portfolio.

Net income decreased by $18,000, or 3.9%, from $461,000 for the six months ended June 30, 1999, to $443,000 for the six months ended June 30, 2000. Net interest income increased by $208,000, or 4.5%, from $4.6 million for the six months ended June 30, 1999 to $4.8 million for the six months ended June 30, 2000. Provision for loan losses increased by $325,000, or 122.2%, from $266,000 for the six months ended June 30, 1999 to $591,000 for the six months ended June 30, 2000. The increase in the provision for loan losses was the result of the quarterly review of the allowance for loan and lease losses recognizing a deficiency due to the changing economic conditions that higher interest rates have had on certain credits within the commercial loan portfolio. Non-interest income increased $103,000, or 10.3%, from $1.0 million for the six months ended June 30, 1999 to $1.1 million for the six months ended June 30, 2000. Non-interest expense decreased by $34,000, or 0.7%, from $4.7 million for the six months ended June 30, 1999 to $4.7 million for the six months ended June 30, 2000. Included in the non-interest expense for the six months ended June 30, 2000 was a non-recurring pre-tax charge of $169,000 to defend the company's position in a proxy contest.

NET INTEREST INCOME. Net interest income decreased $33,000, or 1.4%, from $2.4 million for the three months ended June 30, 1999, to $2.3 million for the three months ended June 30, 2000. The decrease was due to an annualized decrease of 9 basis points in the spread on the yield of interest earning assets minus the cost of interest bearing liabilities, from 2.83% for the three months ended June 30, 1999 to 2.74% for the three months ended June 30, 2000.

Net interest income increased by $208,000, or 4.5%, from $4.6 million for the six months ended June 30, 1999 to $4.8 million for the six months ended June 30, 2000. The increase was primarily due to the combination of the average volume of interest earning assets decreasing by only $3.6 million, or 1.3%, from $287.6 million for the six months ended June 30, 1999 to $284.0 million for the six months ended June 30, 2000 while the average volume of interest bearing liabilities decreased by $14.3 million, or 5.4% from $265.8 million for the six months ended June 30, 1999 to $251.5 million for the six months ended June 30, 2000. On an annualized basis, the average yield on interest earning assets increased by 29 basis points from 7.4% for the six months ended June 30, 1999 to 7.7% for the six months ended June 30, 2000 as compared to the average cost of interest bearing liabilities increasing by 31 basis points from 4.6% for the six months ended June 30, 1999 to 4.9% for the six months ended June 30, 2000.

INTEREST INCOME. Interest income increased by $40,000, or 0.7%, from $5.4 million for the three months ended June 30, 1999 to $5.5 million for the three months ended June 30, 2000. The increase is primarily the result of the average loan volume increasing $11.4 million, or 6.7%, from $170.4 million for the three months ended June 30, 1999 to $181.8 million for the three months ended June 30, 2000 while the annualized yield increased 3 basis points from 8.46% to 8.49% for the three months ended June 30, 1999 and 2000 respectively. The average volume for mortgage-backed and related securities, investments and interest-bearing deposits decreased $19.6 million, or 17.4%, from $112.6 million for the three months ended June 30, 1999 to $93.0 for the three months ended June 30, 2000 while the annualized yield increased 47 basis points from 6.0% to 6.5% for the three months ended June 30, 1999 and 2000 respectively.

Interest income increased by $276,000, or 2.6%, from $10.7 million for the six months ended June 30, 1999 to $10.9 million for the six months ended June 30, 2000. The increase is the result of a mix change in interest earning assets. The average loan volume increased by $18.4 million, or 11.3%, from $162.9 million for the six months ended June 30, 1999 to $181.3 million for the six months ended June 30, 2000. The average volume for mortgage-backed and related securities, investments and interest-bearing deposits decreased $22.0 million, or 17.6%, from $124.7 million for the six months ended June 30, 1999 to $102.7 million for the six months ended June 30, 2000.

INTEREST EXPENSE. Interest expense increased by $73,000 or 2.4%, from $3.1 million for the three months ended June 30, 1999 to $3.1 million for the three months ended June 30, 2000. The average volume of interest bearing deposits decreased by $3.9 million or 1.8%, from $215.9 million for the three months ended June 30, 1999 to $212.0 million for the three months ended June 30, 2000. The annualized rate increased by 40 basis points, from 4.4% to 4.8% for the three months ended June 30, 1999 and 2000 respectively. The average volume on borrowed funds decreased $12.8 million, or 26.3%, from $48.6 million for the three months ended June 30, 1999 to $35.8 million for the three months ended June 30, 2000. The annualized rate on borrowed funds increased 60 basis points, from 5.6% to 6.2% for the three months ended June 30, 1999 and 2000 respectively.

Interest expense increased by $68,000 or 1.1%, from $6.1 million for the six months ended June 30, 1999 to $6.2 million for the six months ended June 30, 2000. The increase is primarily the result of increasing rates. The average volume of interest bearing deposits decreased by $5.3 million or 2.4%, from $218.6 million for the six months ended June 30, 1999 to $213.3 million for the six months ended June 30, 2000. The annualized rate increased 34 basis points, from 4.4% to 4.7% for the six months ended June 30, 1999 and 2000 respectively. The average volume on borrowed funds decreased by $9.0 million, or 19.1%, from $47.2 million for the six months ended June 30, 1999 to $38.2 million for the six months ended June 30, 2000. The annualized rate on borrowed funds increased 38 basis points, from 5.6% to 6.0% for the six months ended June 30, 1999 and 2000 respectively.

PROVISION FOR LOAN LOSSES. The Company established provisions for loan losses of $406,000 and $188,000 for the three months ended June 30, 2000 and 1999, respectively. The increase in the provision for loan losses was based on the quarterly analysis of the allowance for loan and lease loss reserves indicating that additional reserves were needed. The review process applies different risk ratings to the concentrations of credit within the total loan portfolio. In addition the process takes into consideration the effect that changing economic conditions has had on individual credits in the past, present and future. The increase in the provision for loan losses was the result of recognizing a deficiency due to applying the review process along with factoring in a 20% growth within the commercial portfolio over the past 18 months and certain credits within the commercial loan portfolio.

The Company established provisions for loan losses of $591,000 and $266,000 for the six months ended June 30, 2000 and 1999, respectively. The increase in the provision for loan losses was partly the result of recognizing the risk in the growth of the loan portfolio during the twelve months ended June 30, 2000 as the average loan volume increased $18.4 million, or 11.3%, from $162.9 million for the period ended June 30, 1999 to $181.3 million for the period ended June 30, 2000. In addition the quarterly analysis of the allowance for loan and lease loss reserves indicated that additional reserves were needed. The review process applies different risk ratings to the concentrations of credit within the total loan portfolio. In addition the process takes into consideration the effect that changing economic conditions has had on individual credits in the past, present and future. The increase in the provision for loan losses was the result of recognizing a deficiency due to applying the review process along with factoring in a 20% growth within the commercial portfolio over the past 18 months and certain credits within the commercial loan portfolio.

NONINTEREST INCOME. Noninterest income decreased by $60,000, or 10.5%, from $580,000 for the three months ended June 30, 1999 to $520,000 for the three months ended June 30, 2000. Of the decrease, $76,000 was due to decreased service fees from $474,000 for the three months ended June 30, 1999 to $398,000 for the three months ended June 30, 2000. Included in the service fees total for the three months ended June 30, 1999 was a nonrecurring fee of $66,000 collected on short term commercial loans.

Noninterest income increased by $103,000, or 9.8%, from $1.0 million for the six months ended June 30, 1999 to $1.1 million for the six months ended June 30, 2000. Of the increase, $80,000 was due to increased service fees which is a result of growth in both the commercial loan portfolio and deposit accounts.

NONINTEREST EXPENSE. Noninterest expense decreased by $151,000, or 6.2%, from $2.4 million for the three months ended June 30, 1999 to $2.3 million for the three months ended June 30, 2000. Of the decrease, $148,000 was due to the decrease in compensation and benefits. Professional fees increased $114,000, or 88.4%, from $129,000 for the three months ended June 30, 1999 to $243,000 for the three months ended June 30, 2000. The increase was primarily due to a non-recurring pre-tax charge of $89,000 to defend the company's position in a proxy contest.

Noninterest expense decreased by $34,000, or 0.7%, from $4.7 million for the six months ended June 30, 1999 to $4.7 million for the six months ended June 30, 2000. Of the decrease, compensation and benefits decreased $133,000, or 5.8%, from $2.3 million for the six months ended June 30, 1999 to $2.2 million for the six months ended June 30, 2000. Professional fees increased $235,000, or 115.8%, from $203,000 for the six months ended June 30, 1999 to $438,000 for the six months ended June 30, 2000. The increase was primarily due to a non-recurring pre-tax charge of $169,000 to defend the company's position in a proxy contest.

INCOME TAX EXPENSE. The Company's income tax expense was estimated at $59,000 and $87,000 with an effective tax rate of 31.4% and 25.0 % for the three months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, income taxes were estimated to be $206,000 and $168,000, with an effective tax rate of 31.7% and 26.7 respectively.

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

The Company has other sources of liquidity if there is a need for funds. The Company has a portfolio of investment securities and mortgage-backed and related securities with an aggregate market value of $90.6 million at June 30, 2000 classified as available for sale. Another source of liquidity is the Bank's ability to obtain advances from the FHLB of Chicago. In addition, the Company maintains a significant portion of its investments in interest-bearing deposits at other financial institutions that will be available when needed.

The Company anticipates that it will have sufficient funds available to meet commitments outstanding and to meet loan demands. As of June 30, 2000, the Company's ratios of Tier 1 capital to average total assets was 10.7%, as compared to the required level of 4.0%, respectively. The risk-based capital ratio at that date was 19.5%, as compared to the requirement of 8.0%.

PART II.  OTHER INFORMATION
          -----------------

     ITEM 1. LEGAL PROCEEDINGS

     None

     ITEM 2. CHANGES IN SECURITIES

     None

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     The Company's Annual Meeting of Stockholders was held on April 27, 2000. 1,662,441 shares of the Company's common stock were represented at the Annual Meeting in person or by proxy.

     Stockholders voted in favor of the election of two nominees for directors. The voting results for each nominee were as follows:

                                    Votes in Favor
     Nominee                         of Election             Votes Withheld
     -------                        ---------------          --------------

     C. Richard King                   805,717                   10,882
     Steven L. Schonert                806,022                   10,577
     Barret Rochman                    845,792                       50
     Michael Nadler                    845,617                      225

     Stockholders voted in favor of the following stockholder proposal:

          "The Board of Directors (a) engage the services of a consultant or other advisor which has experience in advising financial institutions to make recommendations to the Board of Directors as to specific actions designed to improve earnings of Community Financial Corp. and enhance stockholder value, and (b) prepare a report regarding the advisor's or consultant's recommendations, at reasonable expense, for distribution to stockholders within six months of this meeting of stockholders."

   The voting results were as follows:

                                    For          Against       Abstain
                                    ---          -------       -------
                                  851,312        802,681        8,448

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



                                       COMMUNITY FINANCIAL CORP.



Date: August 11, 2000                  /s/ Wayne H. Benson
                                       ------------------------------
                                       Wayne H. Benson
                                       (Chief Executive Officer)




Date: August 11, 2000                  /s/ Douglas W. Tompson
                                       ------------------------------
                                       Douglas W. Tompson
                                       (Principal Financial Officer)