Form 10-Q
period 2000-09-30
COMMUNITY FINANCIAL CORP /IL/
filed 2000-11-14
CIK 934858

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                            ---------------------

                                  FORM 10-Q



(Mark One)
 /x/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

                                     OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes X  No
                                                                      ---   ---
        As of November 1, 2000, the Registrant had 2,211,529 shares of
Common Stock issued and outstanding.

                                                      CONTENTS

PART I. FINANCIAL INFORMATION                                                                         PAGE
        ---------------------                                                                         ----
  Item 1.  Financial Statements

     Consolidated Balance Sheets as of September 30, 2000
        and December 31, 1999...........................................................................3

     Consolidated Statements of Income for the Three-Month and Nine-Month
        Periods Ended September 30, 2000 and 1999.......................................................4

     Consolidated Statements of Cash Flows for the Three-Month and Nine-Month
        Period Ended September 30, 2000 and 1999........................................................5

     Consolidated Statements of Stockholders' Equity for the
        Nine-Month Period Ended September 30, 2000......................................................7

     Notes to Consolidated Financial Statements.........................................................8


  Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................................................9


PART II.  OTHER INFORMATION
          -----------------

  Item 1.  Legal Proceedings...........................................................................13

  Item 2.  Changes in Securities.......................................................................13

  Item 3.  Defaults Upon Senior Securities.............................................................13

  Item 4.  Submission of Matters to a Vote of Security Holders.........................................13

  Item 5.  Other Information...........................................................................13

  Item 6.  Exhibits and Reports on Form 8-K............................................................13


SIGNATURES.............................................................................................14

                       PART 1 - FINANCIAL INFORMATION
                 COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                           (DOLLARS IN THOUSANDS)
                                                       SEPTEMBER 30  DECEMBER 31
                                                            2000        1999
ASSETS                                                  (UNAUDITED)   (AUDITED)
------                                                  -----------  -----------
CASH AND CASH EQUIVALENTS:
  CASH                                                   $   6,870    $   8,941
  INTEREST BEARING DEPOSITS                                  6,029        6,714
                                                          --------     --------
TOTAL CASH AND CASH EQUIVALENTS                             12,899       15,655

TIME DEPOSITS                                                    0            0
SECURITIES AVAILABLE FOR SALE (amortized cost               57,572       43,771
  of $58,851 (2000) and $45,398 (1999))
SECURITIES HELD TO MATURITY (estimated market value          1,209       18,407
  of $1,213 (2000) and $18,249 (1999))
MORTGAGE-BACK & RELATED SECURITIES AVAILABLE FOR SALE       30,368       34,341
  (amortized cost of $31,669 (2000) and $36,167(1999))
MORTGAGE-BACK & RELATED SECURITIES HELD TO MATURITY              0          338
  (estimated market value of $0 (2000) and $352 (1999))
LOANS RECEIVABLE, net                                      176,407      179,467
FORECLOSED REAL ESTATE, net                                    535          257
REAL ESTATE HELD FOR SALE                                        0            0
ACCRUED INTEREST RECEIVABLE                                  2,932        2,865
PREMISES AND EQUIPMENT, net                                  7,376        7,701
PREPAID INCOME TAXES                                           664            0
DEFERRED INCOME TAXES                                          958        1,518
GOODWILL                                                     3,969        4,158
CORE DEPOSIT INTANGIBLE                                        306          416
OTHER ASSETS                                                   672        1,025
                                                          --------     --------
      TOTAL ASSETS                                       $ 295,867    $ 309,919
                                                          ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

DEPOSITS                                                 $ 235,199    $ 225,170
FEDERAL HOME LOAN BANK ADVANCES                             20,291       42,000
REPURCHASE AGREEMENTS                                        4,642        6,891
FEDERAL FUNDS PURCHASED                                          0            0
ADVANCES FROM BORROWERS FOR TAXES AND INSURANCE                 51           25
ACCRUED INTEREST PAYABLE                                       784          484
ACCRUED INCOME TAXES                                             0          163
OTHER LIABILITIES                                              835        1,360
                                                          --------     --------
      TOTAL LIABILITIES                                  $ 261,802    $ 276,093
                                                          --------     --------

STOCKHOLDERS' EQUITY:
  COMMON STOCK, $.01 PAR VALUE PER SHARE:
  7,000,000 SHARES AUTHORIZED; 2,211,529
  AND 2,213,645 SHARES ISSUED AT SEPTEMBER 30, 2000
  AND DECEMBER 31, 1999                                  $      26    $      26
  ADDITIONAL PAID-IN CAPITAL                                25,641       25,641
  TREASURY STOCK                                            (5,600)      (5,600)
UNALLOCATED ESOP SHARES                                       (874)        (902)
  SHARES HELD FOR MANAGEMENT RECOGNITION PLAN                  (57)        (230)
  RETAINED EARNINGS                                         16,632       17,170
  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)             (1,703)      (2,279)
                                                          --------     --------
      TOTAL STOCKHOLDER EQUITY                           $  34,065    $  33,826
                                                          --------     --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 295,867    $ 309,919
                                                          ========     ========

See accompanying notes to consolidated financial statements.

                              COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENT OF INCOME
                                        (DOLLARS IN THOUSANDS)
                                              (UNAUDITED)
                                                             THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                SEPTEMBER 30           SEPTEMBER 30
                                                               2000        1999       2000        1999
                                                            ---------------------  ---------------------
INTEREST INCOME:
   INTEREST ON LOANS                                         $  3,948    $  3,825   $ 11,635    $ 10,737
   INTEREST ON MORTGAGE-BACKED AND RELATED SECURITIES             515         663      1,614       1,995
   INTEREST ON INVESTMENTS AND INTEREST-BEARING DEPOSITS        1,049       1,054      3,190       3,461
                                                              -------     -------    -------     -------
     TOTAL INTEREST INCOME                                   $  5,512    $  5,542   $ 16,439    $ 16,193
                                                              -------     -------    -------     -------

INTEREST EXPENSE:
   INTEREST ON DEPOSITS                                      $  2,779    $  2,306   $  7,800    $  7,080
   INTEREST ON OTHER BORROWED FUNDS                               433         807      1,575       2,128
                                                              -------     -------    -------     -------
     TOTAL INTEREST EXPENSE                                  $  3,212    $  3,113   $  9,375    $  9,208
                                                              -------     -------    -------     -------

     NET INTEREST INCOME                                     $  2,300    $  2,429   $  7,064    $  6,985

PROVISIONS FOR LOAN LOSSES                                      1,954         211   $  2,545    $    477
                                                              -------     -------    -------     -------
     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     $    346    $  2,218   $  4,519    $  6,508
                                                              -------     -------    -------     -------

NON-INTEREST INCOME:
   SERVICE FEES                                              $    412    $    391   $  1,338    $  1,237
   INSURANCE AND ANNUITY COMMISSIONS                               95          81        275         241
   NET GAIN (LOSS) ON SALE OF SECURITIES                            0           0         (4)          0
   NET GAIN (LOSS) ON SALE OF FIXED ASSETS                         40           0         47           0
   OTHER                                                           17          21         56          60
                                                              -------     -------    -------     -------
     TOTAL NON-INTEREST INCOME                               $    564    $    493   $  1,712    $  1,538
                                                              -------     -------    -------     -------

NON-INTEREST EXPENSE:
   COMPENSATION AND BENEFITS                                 $  1,025    $    987   $  3,182    $  3,277
   OCCUPANCY                                                      162         168        460         466
   EQUIPMENT AND FURNISHINGS                                      188         175        496         539
   DATA PROCESSING                                                155         138        438         460
   FEDERAL DEPOSIT INSURANCE PREMIUMS                              47          44        139         128
   PROFESSIONAL FEES                                              183          41        621         244
   SUPPLIES                                                        78          73        178         223
   GOODWILL                                                        99          99        299         299
   OTHER                                                          402         397      1,198       1,192
                                                              -------     -------    -------     -------
     TOTAL NON-INTEREST EXPENSE                              $  2,339    $  2,122   $  7,011    $  6,828
                                                              -------     -------    -------     -------

     INCOME (LOSS) BEFORE INCOME TAXES                       $ (1,429)   $    589   $   (780)   $  1,218

PROVISION FOR (BENEFIT FROM) INCOME TAXES                        (448)        222       (242)        390
                                                              -------      ------    -------     -------

     NET INCOME (LOSS)                                       $   (981)   $    367   $   (538)   $    828
                                                              =======     =======    =======     =======
OTHER COMPREHENSIVE INCOME(LOSS), NET OF INCOME TAX
  UNREALIZED GAIN(LOSS) ON SECURITIES AVAILABLE FOR
  SALE ARISING IN PERIOD                                          591        (365)       576      (1,627)
                                                              -------     -------    -------     -------
     COMPREHENSIVE INCOME (LOSS)                             $   (390)   $      2   $     38    $   (799)
                                                              =======     =======    =======     =======

WEIGHTED SHARES OUTSTANDING FOR BASIC EARNINGS PER SHARE    2,121,524   2,077,591  2,122,860   2,093,515
BASIC EARNINGS (LOSS) PER SHARE                              $  (0.46)   $   0.18   $  (0.25)   $   0.40
                                                              =======     =======    =======     =======
WEIGHTED SHARES OUTSTANDING FOR DILUTED EARNINGS PER SHARE  2,121,524   2,077,591  2,122,860   2,093,515
DILUTED EARNINGS (LOSS) PER SHARE                            $  (0.46)   $   0.18   $  (0.25)   $   0.40
                                                              =======     =======    =======     =======

See accompanying notes to consolidated financial statements.

                              COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (DOLLARS IN THOUSANDS)
                                              (UNAUDITED)

                                                            THREE MONTHS ENDED   NINE MONTHS ENDED
                                                               SEPTEMBER 30        SEPTEMBER 30
                                                              2000      1999      2000       1999
                                                           -------------------- --------------------
OPERATING ACTIVITIES:
   NET INCOME (LOSS)                                       $   (981)  $    367  $   (538)  $    828
   ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)TO NET
    CASH PROVIDED BY OPERATING ACTIVITIES:
    PROVISION FOR DEPRECIATION                                  201        174       504        521
    PROVISION FOR LOAN LOSSES                                 1,954        211     2,545        477
    ACCRETION OF DISCOUNTS ON SECURITIES                         (8)        (7)      (23)       (37)
    AMORTIZATION OF PREMIUMS ON SECURITIES                       15         42        48        123
    AMORTIZATION OF GOODWILL & CORE DEPOSIT INTANGIBLES          99        100       299        299
    AMORTIZATION OF MANAGEMENT RECOGNITION PLAN                  58         54       173        162
    (INCREASE) DECREASE IN ACCRUED INTEREST RECEIVABLE         (311)        79       (67)       243
    (INCREASE) DECREASE IN OTHER ASSETS                          62         97       353         52
    (DECREASE) INCREASE IN ACCRUED INCOME TAXES                (760)       222      (827)       140
    (INCREASE) DECREASE IN DEFERRED INCOME TAXES                 54       (188)      263       (833)
    INCREASE (DECREASE) IN ACCRUED INTEREST PAYABLE             204        121       300        196
    INCREASE (DECREASE) IN OTHER LIABILITIES                    153        (15)     (525)      (873)
    STOCK DIVIDEND ON FHLB STOCK                                (48)         0       (93)         0
    LOSS (GAIN) ON SALE OF SECURITIES AND MORTGAGE-BACKED
     AND RELATED SECURITIES                                       0          0         4          0
    LOSS (GAIN) IN SALE OF PREMISES AND EQUIPMENT               (40)         0       (47)         0
                                                            -------    -------    ------    -------
     NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES   $    652   $  1,257   $ 2,369   $  1,298
                                                            -------    -------    ------    -------

INVESTING ACTIVITIES:
    PROCEEDS FROM SALES OF SECURITIES HELD TO MATURITY          416          0       416          0
    PROCEEDS FROM MATURITIES OF SECURITIES HELD TO
     MATURITY                                                     0         86       683      5,239
    PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE FOR
     SALE                                                     2,000      7,000     3,149     25,018
    PROCEEDS FROM SALES OF MORTGAGE-BACKED AND RELATED
     SECURITIES AVAILABLE FOR SALE                                0          0       321          0
    PURCHASE OF MORTGAGE-BACKED AND RELATED SECURITIES
     AVAILABLE FOR SALE                                           0          0         0     (5,000)
    PURCHASE OF SECURITIES AVAILABLE FOR SALE                     0     (1,000)     (600)   (18,478)
    PURCHASE OF SECURITIES HELD TO MATURITY                       0          0         0     (7,366)
    DECREASE (INCREASE) IN LOAN RECEIVABLE                    2,720     (5,106)      699    (22,775)
    PRINCIPAL COLLECTED ON MORTGAGE-BACKED AND RELATED
     SECURITIES                                               1,604      1,878     4,491      6,448
    DECREASE (INCREASE) IN FORECLOSED REAL ESTATE              (345)        24      (278)        20
    PURCHASE OF PREMISES AND EQUIPMENT                          (28)      (123)     (262)      (766)
    PROCEEDS FROM SALE OF EQUIPMENT                             125          0       132          0
    PURCHASE OF FEDERAL HOME LOAN BANK STOCK                      0       (328)        0       (328)
                                                            -------    -------   -------    -------

     NET CASH  PROVIDED BY (USED IN)INVESTING ACTIVITIES   $  6,492   $  2,431  $  8,751   $(17,988)
                                                            -------    -------   -------    -------

                              COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (DOLLARS IN THOUSANDS)
                                              (UNAUDITED)


                                                          THREE MONTHS ENDED    NINE MONTHS ENDED
                                                             SEPTEMBER 30         SEPTEMBER 30
                                                            2000       1999      2000       1999
                                                          -------------------  -------------------
FINANCING ACTIVITIES:
    NET INCREASE (DECREASE) IN DEPOSITS                   $ (2,935)  $ (2,321) $ 10,029   $ (3,292)
    (DECREASE) INCREASE IN ADVANCES FROM BORROWERS
     FOR TAXES AND INSURANCE                                    (4)       (60)       26         23
    INCREASE (DECREASE) IN FHLB ADVANCES                    (6,239)    (2,917)  (21,709)     2,924
    INCREASE (DECREASE) IN OTHER BORROWINGS                 (1,773)         0         0          0
    INCREASE (DECREASE) IN REPURCHASE AGREEMENTS                65      1,983    (2,250)     6,318
    UNEARNED EMPLOYEE STOCK OWNERSHIP PLAN                       0          0        28         50
    PURCHASE OF TREASURY STOCK                                   0        (98)        0       (292)
                                                           -------    -------   -------    -------
     NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES  $(10,886)  $ (3,413) $(13,876)  $  5,731
                                                           -------    -------   -------    -------

     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (3,742)       275    (2,756)   (10,959)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            16,641     11,668    15,655     22,902
                                                           -------    -------    ------    -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 12,899   $ 11,943  $ 12,899   $ 11,943
                                                           =======    =======   =======    =======



SUPPLEMENTAL DISCLOSURES:
  ADDITIONAL CASH FLOWS INFORMATION:
   CASH PAID FOR:
    INTEREST ON DEPOSITS, ADVANCES AND
     OTHER BORROWINGS                                     $  3,007   $  3,249  $  9,075   $  9,419

   INCOME TAXES:
    FEDERAL                                               $    225   $      0  $    530   $    250
    STATE                                                 $      0   $      0  $      0   $      0

SCHEDULE OF NONCASH INVESTING ACTIVITIES:
  STOCK DIVIDENDS DISTRIBUTED BY THE
   FEDERAL HOME LOAN BANK OF CHICAGO                      $     48   $      0  $     93   $      0

  SECURITIES, MORTGAGE-BACKED AND RELATED SECURITIES
   TRANSFERRED TO AVAILABLE FOR SALE                      $      0   $      0  $ 16,433   $      0

                                                  COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                            (DOLLARS IN THOUSANDS)
                                                                  (UNAUDITED)

                                                                                         ACCUMULATED
                               ADDITIONAL                                                   OTHER
                       COMMON   PAID-IN   TREASURY   UNALLOCATED     MRP    RETAINED    COMPREHENSIVE              COMPREHENSIVE
                       STOCK    CAPITAL    STOCK     ESOP SHARES    STOCK   EARNINGS        INCOME       TOTAL        INCOME
                  -----------------------------------------------------------------------------------------------------------------
BALANCE
  DECEMBER 31, 1999     $26     $25,641   ($5,600)     ($902)       ($230)  $17,170        ($2,279)     $33,826

COMPREHENSIVE INCOME
 NET INCOME                                                                   ($538)                      ($538)       ($538)
                                                                                                                     -------
 OTHER COMPREHENSIVE
 INCOME
  UNREALIZED GAINS
   (LOSS) ON SECURITIES                                                                                              $   877
  RELATED TAX EFFECTS                                                                                                   (298)
                                                                                                                     -------
                                                                                                                         579
  REALIZED GAINS (LOSS)
   ON SECURITIES                                                                                                          (4)
  RELATED TAX EFFECTS                                                                                                      1
                                                                                                                     -------
                                                                                                                          (3)
OTHER COMPREHENSIVE
INCOME                                                                                        $576         $576      $   576
                                                                                                                     -------

COMPREHENSIVE INCOME                                                                                                 $    38
                                                                                                                    --------
SALE OF
COMMON STOCK                                                                                                 $0

UNALLOCATED
ESOP SHARES                                             $ 28                                               $ 28

SHARES HELD
FOR MANAGEMENT
RECOGNITION PLAN                                                     $173                                  $173

TREASURY STOCK                                                                                               $0

ESOP SOP 93-6
ADJUSTMENT                                                                                                   $0

STOCK OPTION PLAN                                                                                            $0

DIVIDENDS                                                                                                    $0
                    -------------------------------------------------------------------------------------------

BALANCE
September 30, 2000      $26     $25,641   ($5,600)     ($874)        ($57)  $16,632        ($1,703)     $34,065
                    ===========================================================================================




See accompanying notes to consolidated financial statements.

                 COMMUNITY FINANCIAL CORP. and SUBSIDIARIES
                 Notes to Consolidated Financial Statements

                             September 30, 2000

                                 (Unaudited)

(1)      DESCRIPTION OF THE BUSINESS
         Community Financial Corp. (the Company), an Illinois corporation, is a bank holding company for Community Bank & Trust, N.A., American Bank of Illinois, Egyptian State Bank, and MidAmerica Bank of St. Clair County. Community Financial Corp. is primarily engaged in the business of directing, planning and coordinating the business activities of its subsidiaries, which primarily consist of accepting deposits from the general public through its subsidiaries and investing these funds in loans generally in their market areas and investment securities and mortgage-backed securities.

(2)      BASIS OF PRESENTATION
         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements, have been included in the results of operations for the three months ended and nine months ended September 30, 2000 and 1999.

(3)      PRINCIPLES OF CONSOLIDATION
         The accompanying unaudited consolidated financial statements include the accounts of Community Financial Corp., Community Bank & Trust, N.A., American Bank of Illinois, Egyptian State Bank, and MidAmerica Bank of St. Clair County. All significant intercompany items have been eliminated.

(4)      EARNINGS PER SHARE

                                                                Income          Shares          Per Share
                                                                (Loss)                            Amount
                                                                -----------------------------------------

                                          For the three months ended September 30, 2000
                                          ---------------------------------------------
         Basic earnings per share:
         Income available to Common Shareholders              $ (980,958)       2,121,524       $ (0.46)

         Effect of dilutive activities:
         Stock options                                                                  0
         Management recognition plan                                                    0

         Dilutive earnings per share:
         Income available to Common Shareholders              $ (980,958)       2,121,524       $ (0.46)


                                          For the nine months ended September 30, 2000
                                          --------------------------------------------
         Basic earnings per share:
         Income available to Common Shareholder               $ (538,470)       2,122,860       $ (0.25)

         Effect of dilutive activities:
         Stock options                                                                  0
         Management recognition plan                                                    0

         Dilutive earnings per share:
         Income available to Common Shareholders              $ (538,470)       2,122,860       $ (0.25)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF Operations
------------------------------------------------------------------------

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2000 AND DECEMBER 31,
1999.

Total assets decreased by $14.0 million, or 4.5%, from $309.9 million at December 31, 1999 to $295.9 million at September 30, 2000. Total cash and cash equivalents (which includes federal funds sold) decreased by $2.8 million or 17.8% from $15.7 million at December 31, 1999 to $12.9 million at September 30, 2000. The Company has established a goal of reducing its short term borrowing position due to the rising cost to carry this type of liability. In order to achieve this goal, the Company has tightened its lending requirements and will refrain from using excess funds to purchase investments. The Company's total investment portfolio decreased by $7.7 million, or 8.0%, from $96.8 million at December 31, 1999 to $89.1 million at September 30, 2000. The decrease is the result of securities either being called or maturing and principal pay-down on mortgage-backed and related securities. Securities classified as held to maturity reflect a decrease as a result of the Company's affiliates, Egyptian State Bank and Saline County State Bank, being merged in May 2000 into one bank charter with Egyptian State Bank being the survivor. As a result of this merger, the held to maturity portfolio of investment securities totaling $16.1 million and mortgage-backed and related securities totaling $319,000 were reclassified as available for sale. During the nine months ended September 30, 2000, the Company's portfolio of investment securities and mortgage-backed and related securities, classified as available for sale pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, decreased capital by $1.7 million (net of taxes) as a result of a decrease in the market value. The Company's loan portfolio decreased by $3.1 million, or 1.7% from $179.5 million at December 31, 1999 to $176.4 million at September 30, 2000. Total liabilities decreased by $14.3 million or 5.2% from $276.1 million at December 31, 1999 to $261.8 million at September 30, 2000. Deposits increased $10.0 million, or 4.4%, from $225.2 million at December 31, 1999 to $235.2 million at September 30, 2000. The proceeds have been used to reduce short term borrowings from the Federal Home Loan Bank (FHLB). Borrowings decreased $24.0 million, or 49.1%, from $48.9 million at December 31, 1999 to $24.9 million at September 30, 2000.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999.

NET INCOME. Net income decreased by $1.3 million, or 354.2%, from $367,000 for the three months ended September 30, 1999, to a net loss of $981,000 for the three months ended September 30, 2000. The decrease was primarily due to the combined effects of a $129,000 decrease in net interest income, a $1.7 million increase in provisions for loan losses, a $71,000 increase in non-interest income and a $217,000 increase in non-interest expense. The increase in the provision for loan losses was primarily the result of a commercial loan write-off of $1.5 million. The U.S. Department of Justice has attempted to seize certain assets of a customer which secured a loan due to the customer's alleged involvement in a Ponzi scheme. In addition, the results of the quarterly review of the allowance for loan and lease losses identified the need to add $190,000 to reserves due to changing economic conditions and the impact higher interest rates have had on certain credits within the commercial loan portfolio.

Net income decreased by $1.4 million, or 169.1%, from $828,000 for the nine months ended September 30, 1999, to a net loss of $538,000 for the nine months ended September 30, 2000. Net interest income increased by $79,000, or 1.1%, from $7.0 million for the nine months ended September 30, 1999 to $7.1 million for the nine months ended September 30, 2000. Provision for loan losses increased by $2.1 million, or 440.3%, from $477,000 for the nine months ended September 30, 1999 to $2.5 million for the nine months ended September 30, 2000. The increase in the provision for loan losses was primarily the result of a commercial loan write-off of $1.5 million. The
U.S. Department of Justice has attempted to seize certain assets of a customer which secured a loan due to the customer's alleged involvement in a Ponzi scheme. In addition, the results of the quarterly review of the allowance for loan and lease losses identified a need to increase reserves due to changing economic conditions and the impact higher interest rates have had on certain credits within the commercial loan portfolio. Non-interest income increased $174,000, or 11.6%, from $1.5 million for the nine months ended September
30, 1999 to $1.7 million for the nine months ended September 30, 2000. Non-interest expense increased by $183,000, or 2.7%, from $6.8 million for the nine months ended September 30, 1999 to $7.0 million for the nine months ended September 30, 2000. Included in the non-interest expense for the nine months ended September 30, 2000 was a non-recurring pre-tax charge of $242,000 to defend the company's position in a proxy contest.

NET INTEREST INCOME. Net interest income decreased $129,000, or 5.4%, from $2.4 million for the three months ended September 30, 1999, to $2.3 million for the three months ended September 30, 2000. The decrease was due to an annualized decrease of 12 basis points in the spread on the yield of interest earning assets minus the cost of interest bearing liabilities, from 2.79% for the three months ended September 30, 1999 to 2.67% for the three months ended September 30, 2000.

Net interest income increased by $79,000, or 1.1%, from $7.0 million for the nine months ended September 30, 1999 to $7.1 million for the nine months ended September 30, 2000. The increase was primarily due to the combination of the average volume of interest earning assets decreasing by only $7.9 million, or 2.7%, from $289.8 million for the nine months ended September 30, 1999 to $281.9 million for the nine months ended September 30, 2000 while the average volume of interest bearing liabilities decreased by $15.9 million, or 6.0% from $264.8 million for the nine months ended September 30, 1999 to $248.9 million for the nine months ended September 30, 2000. On an annualized basis, the average yield on interest earning assets increased by 33 basis points from 7.5% for the nine months ended September 30, 1999 to 7.8% for the nine months ended September 30, 2000 as compared to the average cost of interest bearing liabilities increasing by 38 basis points from 4.6% for the nine months ended September 30, 1999 to 5.0% for the nine months ended September 30, 2000.

INTEREST INCOME. Interest income decreased by $30,000, or 0.5%, from $5.5 million for the three months ended September 30, 1999 to $5.5 million for the three months ended September 30, 2000. The decrease is primarily the result of the average volume of interest earning assets decreasing $16.7 million, or 5.7%, from $294.4 million for the three months ended September 30, 1999 to $277.7 million for the three months ended September 30, 2000 while the annualized yield increased 41 basis points from 7.53% to 7.94% for the three months ended September 30, 1999 and 2000, respectively.

Interest income increased by $246,000, or 1.5%, from $16.2 million for the nine months ended September 30, 1999 to $16.4 million for the nine months ended September 30, 2000. The increase is the result of a mix change in interest earning assets. The average loan volume increased by $12.4 million, or 7.3%, from $169.0 million for the nine months ended September 30, 1999 to $181.4 million for the nine months ended September 30, 2000. The average volume for mortgage-backed and related securities, investments and interest-bearing deposits decreased $16.4 million, or 14.8%, from $110.8 million for the nine months ended September 30, 1999 to $94.4 million for the nine months ended September 30, 2000.

INTEREST EXPENSE. Interest expense increased by $99,000 or 3.2%, from $3.1 million for the three months ended September 30, 1999 to $3.2 million for the three months ended September 30, 2000. The average volume of interest bearing deposits increased by $10.9 million or 5.3%, from $206.0 million for the three months ended September 30, 1999 to $216.9 million for the three months ended September 30, 2000. The annualized rate increased by 64 basis points, from 4.5% to 5.1% for the three months ended September 30, 1999 and 2000, respectively. The average volume on borrowed funds decreased $29.9 million, or 52.8%, from $56.6 million for the three months ended September 30, 1999 to $26.7 million for the three months ended September 30, 2000. The annualized rate on borrowed funds increased 78 basis points, from 5.7% to 6.5% for the three months ended September 30, 1999 and 2000, respectively.

Interest expense increased by $167,000 or 1.8%, from $9.2 million for the nine months ended September 30, 1999 to $9.4 million for the nine months ended September 30, 2000. The increase is primarily the result of increasing rates. The average volume of interest bearing deposits increased by $114,000 or 0.1%, from $214.4 million for the nine months ended September 30, 1999 to $214.5 million for the nine months ended September 30, 2000. The annualized rate increased 45 basis points, from 4.4% to 4.9% for the nine months ended September 30, 1999 and 2000, respectively. The average volume on borrowed funds decreased by $16.0 million, or 31.7%, from $50.4 million for the nine months ended September 30, 1999 to $34.4 million for the nine months ended September 30, 2000. The annualized rate on borrowed funds increased 48 basis points, from 5.6% to 6.1% for the nine months ended September 30, 1999 and 2000, respectively.

PROVISION FOR LOAN LOSSES. The Company established provisions for loan losses of $2.0 million and $211,000 for the three months ended September 30, 2000 and 1999, respectively. Of the $2.0 million, $1.5 million was for a commercial loan charge off which involved a customer who was indicted by the United States for alleged involvement in a Ponzi scheme. The assets which the U.S. Department of Justice has attempted to seize included commercial real estate, vehicles and inventory that were pledged. The Company and its attorneys are working with the federal prosecutor in locating, securing and liquidating the assets used to secure the loans. The projected recovery of any part of the charged off loan is undeterminable at this time. The increase in the provision for loan losses was based on the quarterly analysis of the allowance for loan and lease loss reserves indicating that additional reserves were needed. The review process applies different risk ratings to the concentrations of credit within the total loan portfolio. In addition, the process takes into consideration the effect that changing economic conditions has had on individual credits in the past, present and future. The increase in the provision for loan losses was the result of identifying a need to add to the reserves.

The Company established provisions for loan losses of $2.5 million and $477,000 for the nine months ended September 30, 2000 and 1999, respectively. Of the $2.5 million, $1.5 million was for a commercial loan charge off which involved a customer who was indicted by the United States for his alleged involvement in a Ponzi scheme. The assets seized by the U.S. Department of Justice included commercial real estate, vehicles and inventory that were pledged as security for a commercial loan. The Company and its attorneys are working with the federal prosecutor in locating, securing and liquidating the assets used to secure the loan. The projected recovery of any part of the charged off loan is undeterminable at this time. In addition, the quarterly analysis of the allowance for loan and lease loss reserves indicated that additional reserves were needed. The review process applies different risk ratings to the concentrations of credit within the total loan portfolio. In addition, the process takes into consideration the effect that changing economic conditions has had on individual credits in the past, present and future. The increase in the provision for loan losses was the result of identifying a need to add to the reserves.

NONINTEREST INCOME. Noninterest income increased by $71,000, or 14.4%, from $493,000 for the three months ended September 30, 1999 to $564,000 for the three months ended September 30, 2000. Of the increase, $21,000 was due to an increase in service fees from $391,000 for the three months ended September 30, 1999 to $412,000 for the three months ended September 30, 2000.

Noninterest income increased by $174,000, or 11.6%, from $1.5 million for the nine months ended September 30, 1999 to $1.7 million for the nine months ended September 30, 2000. Of the increase, $101,000 was due to increased service fees which is a result of growth in both the commercial loan portfolio and deposit accounts.

NONINTEREST EXPENSE. Noninterest expense increased by $217,000, or 10.3%, from $2.1 million for the three months ended September 30, 1999 to $2.3 million for the three months ended September 30, 2000. Of the increase, professional fees increased $142,000, or 346.3%, from $41,000 for the three months ended September 30, 1999 to $183,000 for the three months ended September 30, 2000. The increase was primarily due to a non-recurring pre-tax charge of $80,000 to defend the company's position in a proxy contest.

Noninterest expense increased by $183,000, or 2.7%, from $6.8 million for the nine months ended September 30, 1999 to $7.0 million for the nine months ended September 30, 2000. The increase was primarily due to professional fees increasing $377,000, or 154.5%, from $244,000 for the nine months ended September 30, 1999 to $621,000 for the nine months ended September 30, 2000. Of the increase, a non-recurring pre-tax charge of $242,000 was incurred to defend the Company's position in a proxy contest. The Company experienced cost reductions in compensation and benefits of $95,000, or 2.9%, data processing of $22,000, or 4.8% and supplies of $45,000, or 20.2%.

INCOME TAX EXPENSE (BENEFIT). The Company's income tax expense (benefit) was estimated at ($448,000) and $222,000 with an effective tax rate of 31.4% and
37.7 % for the three months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999, income taxes were estimated to be ($242,000) and $390,000, with an effective tax rate of 31.0% and 32.0 respectively.

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

The Company has other sources of liquidity if there is a need for funds. The Company has a portfolio of unpledged investment securities and mortgage-backed and related securities with an aggregate market value of $40.8 million at September 30, 2000 classified as available for sale. Another source of liquidity is the Bank's ability to obtain advances from the FHLB of Chicago. The Company maintains a portion of its investments in interest-bearing deposits held at other financial institutions. In addition, the Company has pre-established lines of credit with other financial institutions that will be available when needed.

The Company anticipates that it will have sufficient funds available to meet commitments outstanding and to meet loan demands. As of September 30, 2000, the Company's ratios of Tier 1 capital to average total assets was 10.8%, as compared to the required level of 4.0%, respectively. The risk-based capital ratio at that date was 19.4%, as compared to the requirement of 8.0%.

PART II.  OTHER INFORMATION
          -----------------

  ITEM 1. LEGAL PROCEEDINGS
          Stuart Chris Engel, an established customer (since March 1999), was indicted in the central district of Illinois in criminal case number 00-20046 on August 18, 2000 for his alleged involvement in a conspiracy to commit mail fraud, wire fraud, money laundering, and conducting financial transactions with the proceeds of illegal activity. In Count 21 of the indictment, as a result of the preceding criminal charges, the U. S. seeks to forfeit any and all interests the 19 named co-conspirators may have individually and or in association with each other, or others, in and to all properties, real and personal, involved in the aforestated offenses and property traceable to such property equal to at least $12,500,000. The assets of Engel attempted to be seized by the U. S. Department of Justice includes his commercial and personal real estate, vehicles, equipment, and inventory. The Company and its attorneys are working with the federal prosecutor in locating, securing, and liquidating the assets of Engel used to perfect his loans. The projected recovery of any part of the charged-off loans is undeterminable at this time.

  ITEM 2. CHANGES IN SECURITIES

  None

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  None

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

  None

 ITEM 5.  OTHER INFORMATION

  None

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  The following exhibit is filed herewith:

  (a)  Exhibit 27.  Financial Data Schedule

  (b)  Reports on Form 8-K
        On October 4, 2000, the registrant filed a Current Report on Form 8-k to file as an exhibit a copy of a press release announcing:
               1.) Receipt of indications of interest to purchase one or more of the Registrant's subsidiary banks.
               2.) A loan customer of the Registrant had been indicted by a federal grand jury in an investment scheme

                                 SIGNATURES



         Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     COMMUNITY FINANCIAL CORP.



Date: November 11, 2000              /s/ Wayne H. Benson
                                     ------------------------------------------
                                     Wayne H. Benson
                                     (Chief Executive Officer)




Date: November 11, 2000              /s/ Douglas W. Tompson
                                     ------------------------------------------
                                     Douglas W. Tompson
                                     (Principal Financial Officer)