Form 10KSB
period 2000-12-31
COMMUNITY FINANCIAL CORP /IL/
filed 2001-04-02
CIK 934858

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-KSB

                      FOR ANNUAL AND TRANSITION REPORTS
                   PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000

/ / TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
                               --------------    ---------------

                         Commission File No. 0-26292

                          COMMUNITY FINANCIAL CORP.

                      ----------------------------------
      (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

            ILLINOIS                                            37-1337630
- ---------------------------------                          --------------------
  (STATE OR OTHER JURISDICTION                               (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

240 E. CHESTNUT STREET, OLNEY, ILLINOIS                         62450-2295
- ----------------------------------------                   --------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

       ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (618) 395-8676

         Securities registered pursuant to Section 12(b) of the Act:
                               Not Applicable

         Securities registered pursuant to Section 12(g) of the Act:

                   Common stock, par value $.01 per share
                   --------------------------------------
                              (Title of Class)

Indicate by check mark whether the issuer (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in the form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

As of March 16, 2001, the aggregate market value of the 1,879,181 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $22,550,172 based on the closing sale price of $12.00 per share of the registrant's Common Stock on March 16, 2001 as listed on the Nasdaq National Market System. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 10% of the registrant's outstanding voting stock are affiliates.

Issuer's revenues for the most recent fiscal year: Approximately: $23.8 million.

Number of shares of Common Stock outstanding as of March 16, 2001: 2,147,470.

                                   PART I

ITEM 1.  BUSINESS
- -----------------

GENERAL

         Community Financial Corp. Community Financial Corp. (the "Company") is a bank holding company with two wholly owned bank subsidiaries headquartered in Illinois: Community Bank & Trust, N.A. in Olney ("CB&T") and American Bank of Illinois in Highland ("American"). On January 24, 2001, the Company entered into a definitive agreement for the sale of American for $3.7 million in cash. The transaction is expected to close in April, 2001.
On March 1, 2001, the Company completed the sale of two of its subsidiaries: The Egyptian State Bank in Carrier Mills, Illinois
("Egyptian"), and MidAmerica Bank of St. Clair County in O'Fallon, Illinois ("MidAmerica"). Egyptian was purchased by Midwest Community Bancshares, Inc.
of Marion, Illinois for $4.2 million and MidAmerica was purchased by First National Bank of St. Louis for $3.7 million. For more information regarding the effect of the sale of Egyptian and MidAmerica, see the Company's current report on Form 8-K, dated February 28, 2001. On March 30, 2001, the Company entered into an Agreement of Affiliation and Merger with First Financial Corporation ("First Financial") pursuant to which First Financial would acquire the Company for cash estimated at approximately $15.00 per share, subject to certain further agreements of the parties as provided in the Agreement. The transaction is subject to regulatory and shareholder approval and, if approved, is expected to close in the late summer or early fall of 2001.

         The Company's principal business is overseeing the business of its wholly owned bank subsidiaries and investing its assets. The Company is registered with the Federal Reserve Board as a bank holding company under the Bank Holding Company Act ("BHCA"). At December 31, 2000, the Company had total assets of $277.7 million, total deposits of $232.8 million and stockholders' equity of $34.9 million.

         The Company's executive offices are located at 240 E. Chestnut Street, Olney, Illinois 62450-2295, and its main telephone number is (618) 395-8676.

         The Bank Subsidiaries. CB&T, ABI, Egyptian and MidAmerica are collectively referred to herein as the "Bank Subsidiaries". CB&T is a national bank operating through six offices serving Richland, Coles, Jasper, Lawrence and Wayne and contiguous counties in Southeastern Illinois. CB&T was chartered in 1883 as Olney Building and Loan Association. In 1961, the Bank changed its name to Olney Savings and Loan Association. CB&T expanded its branch office network through a series of acquisitions of other financial institutions, acquiring its Lawrenceville and Fairfield offices in 1983, its Charleston office in 1989 and its Newton office in 1990. CB&T became an Illinois state savings bank in July 1992, at which time it adopted the title Community Bank & Trust, sb, and converted to a federally chartered mutual savings bank under the name Community Bank & Trust, fsb in February 1995. In June 1995, CB&T became a national bank and adopted its present name. At December 31, 2000, CB&T had total assets of $172.8 million and total deposits of $144.9 million.

         ABI is an Illinois commercial bank operating through two offices located in Highland and Pocahontas, Illinois and serving Bond and Madison Counties in Western Illinois. At December 31, 2000, ABI had total assets of $33.3 million and total deposits of $29.2 million.

         Egyptian is an Illinois commercial bank operating through three offices located in Carrier Mills, Stonefort and Creal Springs, Illinois and serving Saline and Williamson Counties in Southern Illinois. At December 31, 2000, Egyptian had total assets of $38.7 million and total deposits of $33.3 million.

         MidAmerica is an Illinois commercial bank operating through a single office located in O'Fallon, Illinois and serving St. Clair County in Western Illinois. At December 31, 2000, MidAmerica had total assets of $30.5 million and total deposits of $25.4 million.

         CB&T's deposits are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC") up to the applicable limits for each depositor. CB&T is subject to comprehensive examination, supervision, and regulation by the Office of the Comptroller of the Currency ("OCC") and the FDIC. The deposits of ABI, Egyptian and MidAmerica are insured by the Bank Insurance Fund ("BIF") of the FDIC up to the applicable limits for each depositor. Each of those Illinois commercial banks is subject to comprehensive examination, supervision, and regulation by the Illinois Office of Banks and Real Estate ("OBRE") and the FDIC. This regulation is intended primarily for the protection of depositors.

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

         CB&T's market area is largely rural, with the exception of Charleston which is home to a university. The main industry in the Bank's market area is agriculture, with most of the farms being relatively small and family owned. The local economy also is dependent on light industry. Major employers in the area include Prairie Farms, Golden Rule Insurance, Ruckers Wholesale, Trim Masters Inc., Airtex, Grain Systems, Inc., Trailmobile, Wal-Mart Stores and Distribution Center, and Eastern Illinois University. Oil production has been present in the Bank's market area since the 1920s, but with the decline in oil prices in recent years, production has been significantly reduced. However, related businesses still exist in the area.

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

         Prior to the sale in March 2001, Egyptian's market area consisted of Williamson, Johnson, Pope and Saline Counties in Southern Illinois. That market is largely rural. The main industry in this market area is agriculture, with most of the farms being relatively small and family-owned. The local economy also is dependent on light industry. Major employers in the area include Kerr-McGee Coal Co., A.R. Clar Company and Pepsi Cola. Coal mining has been present in the area since the early 1900's, but with the passage of the Clean Air Act, production has been significantly reduced due to the high sulphur content in the coal.

         Prior to the sale in March 2001, MidAmerica's market area consisted of St. Clair County in Western Illinois. The economy is very stable and is mainly retail service oriented with some light manufacturing. Major employers in the area consist of Land of Son Dairy and MidAmerica Air Center, a shared air center with Scott Air Force Base. The retail sector mainly consists of national chain stores, automobile dealers, hotel, motel and a shopping mall anchored by national chain stores. MidAmerica's market area, located in the Metro-East area, 15 miles from St. Louis, Missouri, is experiencing a housing boom with subdivisions being established throughout the area.

LENDING ACTIVITIES

         General. The Company's loan portfolio totaled $174.0 million at December 31, 2000, representing 62.7% of total assets at that date. It is the Company's policy to concentrate each subsidiary bank's lending within its market area. At December 31, 2000, $74.2 million, or 42.6%, of the total loan portfolio consisted of single-family, residential mortgage loans. Other loans secured by real estate include multi-family residential and real estate loans, which amounted to $16.5 million, or 9.5%, of the total loan portfolio at December 31, 2000. To a lesser extent and as an accommodation to its existing customers, the Company makes mortgage loans for the purpose of constructing primarily single-family residences. At December 31, 2000, construction loans totaled $3.1 million, or 1.8% of the total loan portfolio.

         In addition, the banks originate commercial business loans and agricultural loans, which include agricultural loans secured by real estate and agricultural operating loans and equipment loans. At December 31, 2000, commercial business loans amounted to $23.3 million, or 13.4%, of the Company's total loan portfolio, and agricultural loans amounted to $22.6 million, or 13.0%, of the total loan portfolio, which included $11.6 million of agricultural loans secured by real estate.

         The Company also is active in the origination of consumer loans, which primarily consist of automobile loans, credit card loans and, to a lesser extent, home improvement loans, mobile home loans and loans secured by savings deposits. Consumer loans amounted to $34.3 million, or 19.7%, of the total loan portfolio at December 31, 2000.

         Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Company's loan portfolio by type of loan at the dates indicated. At December 31, 2000, the Company had no concentrations of loans exceeding 10% of total loans other than as disclosed below.

                                                                             AT DECEMBER 31,
                                   ------------------------------------------------------------------------------------------------
                                         2000                 1999                1998                1997               1996
                                   ----------------    -----------------    ----------------    ----------------   ----------------
                                    AMOUNT     %        AMOUNT      %        AMOUNT     %        AMOUNT     %       AMOUNT     %
                                   --------  ------    --------   ------    --------  ------    --------  ------   --------  ------
                                                                         (DOLLARS IN THOUSANDS)
Type of Loan:
- ------------
Real estate loans:
  Single-family residential.....   $ 74,200   42.63%   $ 74,299    41.04%   $ 68,057   42.65%   $ 69,188   41.90%  $ 46,501   37.52%
  Construction..................      3,110    1.79       5,752     3.18       4,470    2.80       3,174    1.92        770     .62
  Multi-family residential
     and commercial.............     16,481    9.47      16,526     9.13       9,451    5.92       9,682    5.86      2,494    2.01
Agricultural (1)................     22,620   13.00      20,406    11.27      17,624   11.05      17,865   10.82     12,226    9.87
Commercial business.............     23,305   13.39      21,116    11.66      24,706   15.48      26,511   16.06     20,129   16.24
Consumer loans:
  Automobile....................     26,054   14.97      34,355    18.97      24,199   15.17      27,104   16.41     30,360   24.50
  Credit card...................      1,797    1.03       1,831     1.01       2,015    1.26       2,107    1.28      1,879    1.52
  Mobile home...................        918     .53       1,207      .67         997     .63         905     .55        850     .69
  Educational...................          4     .01           5      .01          13     .01          25     .01         29     .02
  Deposit account...............      1,019     .58       1,231      .68       1,697    1.06       1,552     .94        807     .65
  Home improvement..............        285     .16         254      .14         852     .53         560     .34        694     .56
  Other.........................      4,248    2.44       4,065     2.24       5,486    3.44       6,448    3.91      7,184    5.80
                                   --------  ------    --------   ------    --------  ------    --------  ------   --------  ------
                                    174,041  100.00%    181,047   100.00%    159,567  100.00%    165,121  100.00%   123,923  100.00%
                                             ======               ======              ======              ======             ======
Less:
  Loans in process..............          0                   0                  381                 869                 96
  Allowance for loan losses.....      2,499               1,580                1,979               1,934              1,520
                                   --------            --------             --------            --------           --------
     Total......................   $171,542            $179,467             $157,207            $162,318           $122,307
                                   ========            ========             ========            ========           ========

- ---------
(1) Includes agricultural loans secured by real estate and agricultural loans to finance operating expenses or purchase farm equipment.

         Loan Maturities. The following table sets forth certain information at December 31, 2000 regarding the dollar amount of loans maturing in the portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments which significantly shorten the average life of all mortgage loans and may cause the repayment experience to differ from that shown below.

                                                                     DUE AFTER           DUE AFTER
                                                DUE DURING THE       1 THROUGH            5 YEARS
                                                  YEAR ENDING      5 YEARS AFTER           AFTER
                                                 DECEMBER 31,       DECEMBER 31,        DECEMBER 31,
                                                     2001               2000                2000           TOTAL
                                                --------------     -------------        ------------       -----
                                                                           (IN THOUSANDS)

       Real estate mortgage.................      $   16,642        $   34,812           $   22,746      $   74,200
       Real estate construction.............           2,548               562                    0           3,110
       Agricultural.........................           6,582             9,725                6,313          22,620
       Commercial business..................           7,268            12,190                3,847          23,305
       Consumer.............................          12,603            31,185                7,018          50,806
                                                  ----------        ----------           ----------       ---------
            Total...........................      $   45,643        $   88,474           $   39,924       $ 174,041
                                                  ==========        ==========           ==========       =========




         The following table sets forth at December 31, 2000 the dollar amount of all loans due after December 31, 2001 which have predetermined interest rates and have floating or adjustable interest rates.

                                                          PREDETERMINED              FLOATING OR
                                                               RATE              ADJUSTABLE RATES (1)
                                                          -------------          --------------------
           Real estate mortgage......................      $    53,204               $    4,355
           Real estate construction..................              562                        0
           Agricultural..............................           11,599                    4,440
           Commercial business.......................           15,008                    4,793
           Consumer..................................           30,966                    3,471
                                                           -----------               ----------
               Total.................................      $   111,339               $   17,059
                                                           ===========               ==========

- ---------
(1) Includes fixed-rate loans that are callable at the election of the Company. See "-- Single-Family Residential Real Estate Lending."

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

         CB&T participates in an informal program with other banks pursuant to which such participating banks will make loans to assist in community development or the expansion of local business. Under this program, the other banks purchase participation interests, without recourse, in any loans originated. CB&T will not originate a loan or purchase a participation interest in any loan originated pursuant to this program unless the loan meets CB&T's standard underwriting criteria. CB&T retains the servicing on loans where it sells participation interests to other lenders. At December 31, 2000, CB&T had $6.6 million of participation loans originated or purchased pursuant to this program.

         Between 1980 and 1990, CB&T originated long-term, residential mortgage loans that are callable, at the option of CB&T, at any time after a one-, three- or five-year period. In the event CB&T calls the loan, the borrowers may elect to renew the loan at the rate offered by CB&T or repay the loan in full. Management estimates that approximately 3.6% of the Company's single-family mortgage loan portfolio consists of callable loans originated prior to 1990. Though these loans have fixed rates, because they are callable, the Company considers these loans to be adjustable-rate loans.

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

         The following table sets forth information with respect to the nonperforming assets at the dates indicated.

                                                                         AT DECEMBER 31,
                                                -------------------------------------------------------------------
                                                  2000          1999          1998           1997           1996
                                                --------      --------      --------       --------       --------
                                                                     (DOLLARS IN THOUSANDS)

Loans accounted for on a non-accrual
 basis:(1)
  Real estate:
     Residential..............................  $    415      $    344      $    647       $    469       $    253
     Commercial...............................       647           104            --             --             --
  Agricultural................................       157           110            --             --             --
  Commercial business.........................         9            87           477          1,137             --
  Consumer....................................       232           151            77             70             65
                                                --------      --------      --------       --------       --------
     Total....................................  $  1,460      $    796      $  1,201       $  1,676       $    318
                                                ========      ========      ========       ========       ========

Accruing loans which are contractually past
 due 90 days or more:
  Real estate:
     Residential..............................  $    243      $    515      $    742       $    186       $    130
     Commercial...............................       171           210            --             --             --
  Agricultural................................        --            --            --             --             --
  Commercial business.........................       115            16           282            153             --
  Consumer....................................       122            90           434             99             --
                                                --------      --------      --------       --------       --------
     Total....................................       651           831         1,458            438            130
                                                --------      --------      --------       --------       --------

     Total nonperforming loans................  $  2,111      $  1,627      $  2,659       $  2,114       $    448
                                                ========      ========      ========       ========       ========

Percentage of total loans.....................      1.21%          .90%         1.67%          1.29%           .36%
                                                ========      ========      ========       ========       ========

Other nonperforming assets (2)................  $    458      $    257      $    436       $    126       $     53
                                                ========      ========      ========       ========       ========

Loans modified in troubled debt
    restructurings............................  $     --      $     28      $     --       $     --       $     --
                                                ========      ========      ========       ========       ========

- ----------
(1) Nonaccrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a nonaccrual loan are applied to the outstanding principal balance.
(2) "Other nonperforming assets" represents property acquired by the Bank through foreclosure or repossession and real estate held for sale. This property is carried at the lower of its fair value less estimated selling costs or the principal balance of the related loan, whichever is lower.

         During the year ended December 31, 2000, gross interest income of $131,000 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the year. Interest on such loans included in income during the year ended December 31, 2000 amounted to $72,000.

         At December 31, 2000, nonaccrual loans consisted of 7 single-family residential real estate loans aggregating $415,000, 4 commercial real estate loans aggregating $804,000, 3 agricultural loans aggregating $157,000 and 13 consumer and commercial loans aggregating $241,000.

         Real estate acquired through foreclosure is initially recorded at the lower of cost (net loan receivable balance at date of foreclosure) or fair value less estimated selling costs. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller, as measured by market transactions. If a market does not exist, fair value of the item is estimated based on selling prices of similar items in active markets or, if there are no active markets for similar items, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value is generally determined through an appraisal at the time of foreclosure. The Company records a valuation allowance for estimated selling costs of the property immediately after foreclosure. Subsequent to foreclosure, real estate acquired through foreclosure is periodically evaluated by management and an allowance for loss is established if the estimated fair value of the property, less estimated cost to sell, declines. See Note 1 of Consolidated Financial Statements. At December 31, 2000, the Company had $458,000 in real estate owned, which consisted of 10 single-family residences.

         Loans which are not currently classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers causes management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured, amounted to $651,000 at December 31, 2000. Such amount included 12 single-family residential mortgage loans totaling $414,000, 7 commercial business loans totaling $115,000 and 20 consumer and other loans totaling $122,000. The Company takes such loans into consideration in establishing the allowance for loan losses.

         Banks classify their assets on the basis of quality on a regular basis. An asset is classified as substandard if it is determined to be inadequately protected by the current retained earnings and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a bank to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require a bank to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a bank must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. The Company regularly reviews its assets to determine whether any assets require classification or re-classification. At December 31, 2000, the Company had $8.3 million in classified assets, which consisted of $7.6 million in assets classified as substandard, $149,000 in assets classified as doubtful and $584,000 in assets classified as loss.

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

         The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.


                                                                       YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------------------------------
                                                     2000          1999          1998           1997           1996
                                                  ---------      --------      --------       --------       --------
                                                                         (DOLLARS IN THOUSANDS)

Balance at beginning of period................    $   1,580      $  1,979      $  1,934       $  1,520       $  1,514
Loans charged off:                                ---------      --------      --------       --------       --------
  Real estate mortgage:
    Single-family residential.................          297           309            91             43              1
    Multi-family residential and commercial...           --            --            --             --             --
    Construction..............................           --            --            --             --             --
  Agricultural................................           --             2            --             --             --
  Commercial business.........................        1,914           466            61             48             --
  Consumer....................................          769           701           524            419            400
                                                  ---------      --------      --------       --------       --------
Total charge-offs.............................        2,980         1,478           676            510            401
                                                  ---------      --------      --------       --------       --------

Recoveries:
  Real estate mortgage:
    Single-family residential.................           39            31            20              9             39
    Multi-family residential and commercial...           --            --            --             --             --
    Construction..............................           --            --            --             --             --
  Agricultural................................           --            --            --             --             --
  Commercial business.........................           54            98            33             --              3
  Consumer....................................          368           243           227            229            355
                                                  ---------      --------      --------       --------       --------
Total recoveries..............................          461           372           280            238            397
                                                  ---------      --------      --------       --------       --------

Net loans charged-off.........................        2,413         1,106           396            272              4
                                                  ---------      --------      --------       --------       --------
Provision for losses on loans.................        3,438           707           441            236             10
                                                  ---------      --------      --------       --------       --------
Adjustment for changes incident to mergers....           --            --            --            450             --
Balance at end of period......................    $   2,499      $  1,580      $  1,979       $  1,934       $  1,520
                                                  =========      ========      ========       ========       ========
Ratio of net charge-offs to average
  loans outstanding during the period.........         1.34%          .65%          .25%           .19%           .00%
                                                  =========      ========      ========       ========       ========

         The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                            AT DECEMBER 31,
                                     ----------------------------------------------------------------------------------------------
                                            2000               1999               1998               1997               1996
                                     ------------------ ------------------ ------------------ ------------------ ------------------
                                             PERCENT OF         PERCENT OF         PERCENT OF         PERCENT OF         PERCENT OF
                                              LOANS IN           LOANS IN           LOANS IN           LOANS IN           LOANS IN
                                            CATEGORY TO        CATEGORY TO        CATEGORY TO        CATEGORY TO        CATEGORY TO
                                     AMOUNT TOTAL LOANS AMOUNT TOTAL LOANS AMOUNT TOTAL LOANS AMOUNT TOTAL LOANS AMOUNT TOTAL LOANS
                                     ------ ----------- ------ ----------- ------ ----------- ------ ----------- ------ -----------
                                                                        (DOLLARS IN THOUSANDS)
Real estate - mortgage:
  Single-family residential........  $  330    13.21%   $  316    20.00%   $  398    20.11%   $  612    31.65%   $  330    21.71%
  Multi-family residential and
    commercial.....................     450    18.01       300    18.99       374    18.90        37     1.91       125     8.22
  Construction.....................      10      .40        16     1.01        20     1.01        14      .72         5      .33
Agricultural.......................     150     6.00        95     6.01       120     6.07       211    10.91       315    20.72
Commercial business................     734    29.37       284    17.97       360    18.19       527    27.25       345    22.70
Consumer...........................     825    33.01       569    36.02       707    35.72       533    27.56       400    26.32
                                     ------   ------    ------   ------    ------   ------    ------   ------    ------   ------
    Total allowance for loan losses  $2,499   100.00%   $1,580   100.00%   $1,979   100.00%   $1,934   100.00%   $1,520   100.00%
                                     ======   ======    ======   ======    ======   ======    ======   ======    ======   ======

                                    11

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

         At December 31, 2000, the Company had CMOs with an amortized cost of $7.6 million, representing 2.74% of total assets. The Company's CMOs had a weighted average yield of 5.75% at December 31, 2000. The Company's investment policy permits investments in individual issues of CMOs or REMICs up to one percent (per issue) of the

Company's assets so long as the issue is rated AA or better at the time of purchase by nationally recognized rating services or issued by U.S. government agencies.

         At December 31, 2000, the Company's mortgage-backed and related securities held as available for sale had an amortized cost of $11.0 million, an approximate market value of $10.9 million and a weighted average yield of 6.32%.

INVESTMENT ACTIVITIES

         The Company's investment policy currently allows for investment in various types of liquid assets, including United States Government and Agency securities, time deposits at the Federal Home Loan Bank ("FHLB") of Chicago, certificates of deposit or bankers' acceptances at other federally insured depository institutions and obligations of states and political subdivisions. Generally, the objectives of the Company's investment policy are to: (i) maximize returns; (ii) provide and maintain liquidity within the guidelines of regulations; (iii) maintain a balance of high-quality, diversified investments to minimize risk; (iv) provide collateral for pledging requirements; (v) serve as a counter-cyclical balance to the loan portfolio; (vi) manage interest rate risk; and (vii) insure compliance with all regulatory requirements. In accordance with the investment policy, at December 31, 2000, the Company had investments in U.S. Government and agency notes, obligations of state and political subdivisions, interest-earning deposits and certificates of deposit, FHLB of Chicago stock and FRB stock.

         At December 31, 2000, certain securities with a total amortized cost of $57.4 million and a market value of $57.1 million were classified as available for sale. Investments classified as available for sale are recorded in the consolidated financial statements at market value with unrealized gains and losses, net of tax, recognized in stockholders' equity. At December 31, 2000, the effect of the investments available for sale was $226,000 reduction to stockholders' equity. The Company intends to hold these investments for an indefinite period of time, but not necessarily to maturity. Any decision to sell an investment would be based on various factors, including significant movements in interest rates, liquidity needs, regulatory capital considerations, acquisitions, and other factors. The Company had classified state and municipal obligations with an amortized cost of $.9 million and market value of $.9 million as held to maturity. Investments classified as held to maturity are recorded in the consolidated financial statements at amortized cost. The Company has the intent and ability to hold these investments to maturity. The Company currently has no investments classified as trading securities.

         The following table sets forth the carrying value of the Company's investments at the dates indicated.

                                                                                   AT DECEMBER 31,
                                                                   -----------------------------------------------
                                                                      2000              1999                1998
                                                                   ----------         ---------          ---------
                                                                                   (IN THOUSANDS)
Securities available for sale (1)
   U.S. government and agency securities.......................    $   51,777         $  40,675          $  48,769
   State and municipal obligations.............................         2,160               105                672
   Other.......................................................            --                --                 --
Securities held to maturity:
   U.S. government and agency securities.......................            --            14,198             11,450
   State and municipal obligations.............................           909             4,209              5,471
   Equities and mutual funds...................................            --                --                 --
                                                                   ----------         ---------          ---------
      Total investment securities..............................        54,846            59,187             66,362
Interest-bearing deposits......................................        11,507             6,714             14,768
FRB stock......................................................           381               381                381
FHLB stock.....................................................         2,755             2,610              2,280
                                                                   ----------         ---------          ---------
      Total investments........................................    $   69,489         $  68,892          $  83,791
                                                                   ==========         =========          =========

- -----------
(1) The carrying value of securities available for sale is the market value.

         The following table sets forth information in the scheduled maturities, amortized cost, market values and average yields for the Company's investment portfolio at December 31, 2000.

                                ONE YEAR OR LESS  ONE TO FIVE YEARS FIVE TO TEN YEARS MORE THAN TEN YEARS TOTAL INVESTMENT PORTFOLIO
                                ----------------- ----------------- ----------------- ------------------- --------------------------
                                AMORTIZED AVERAGE AMORTIZED AVERAGE AMORTIZED AVERAGE AMORTIZED   AVERAGE AMORTIZED  MARKET  AVERAGE
                                  COST     YIELD    COST     YIELD    COST     YIELD    COST       YIELD     COST    VALUE    YIELD
                                --------- ------- --------- ------- --------- ------- ---------   ------- --------- -------  -------
                                                                     (DOLLARS IN THOUSANDS)
Securities available for sale:
   U.S. government and agency
      securities...............  $11,446   5.38%   $25,295   6.12%   $15,412    6.30%  $    0      0.00%   $52,153  $51,777   6.01%
   State and municipal
      obligations..............      250   4.71      1,393   5.08        475    5.08        0      0.00      2,118    2,160   5.03
                                 -------           -------           -------           ------              -------  -------
      Total....................   11,696   5.36     26,688   6.07     15,887    6.26        0      0.00     54,271   53,937   5.97

Securities held to maturity:
   U.S. government and agency
      securities...............        0   0.00          0   0.00          0    0.00        0      0.00          0        0   0.00
   State and municipal
      obligations..............      200   4.24        571   4.94        138    5.15        0      0.00        909      917   4.82
                                 -------           -------           -------           ------              -------  -------
      Total....................      200   4.24        571   4.94        138    5.15        0      0.00        909      917   4.82

Interest-bearing deposits
  and time deposits............   11,507   2.95          0   0.00          0    0.00        0      0.00     11,507   11,507   2.95
FRB stock......................        0   0.00          0   0.00          0    0.00      381      6.00        381      381   6.00
FHLB stock.....................        0   0.00          0   0.00          0    0.00    2,755      7.58      2,755    2,755   7.58
                                 -------           -------           -------           ------              -------  -------
      Total....................  $23,403   4.17    $27,259   6.05    $16,025    6.25   $3,136      7.40    $69,823  $69,497   5.52
                                 =======           =======           =======           ======              =======  =======

DEPOSIT ACTIVITY AND OTHER SOURCES OF FUNDS

         Deposits are the primary source of funds for lending, investment activities and general operational purposes. In addition to deposits, the Company derives funds from loan principal and interest repayments, maturities of investment securities and mortgage-backed and related securities and interest payments thereon. Although loan repayments are a relatively stable source of funds, deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds, or on a longer term basis for general operational purposes. During 2000, CB&T, ABI, and Egyptian had access to borrow from the FHLB of Chicago.

         The following table sets forth the average month-end balances and interest rates for interest-bearing demand deposits and time deposits for the periods indicated.

                                                                             AT DECEMBER 31,
                                                ---------------------------------------------------------------------
                                                        2000                      1999                  1998
                                                --------------------      --------------------   --------------------
                                                AVERAGE      AVERAGE      AVERAGE      AVERAGE   AVERAGE      AVERAGE
                                                BALANCE        RATE       BALANCE       RATE     BALANCE       RATE
                                                --------     -------      -------      -------   -------      -------
                                                                         (DOLLARS IN THOUSANDS)

Interest-bearing demand deposits.............   $ 49,427       3.41%      $ 43,401      1.64%    $ 41,279       1.72%
Savings deposits.............................     25,680       3.35         48,208      3.37       49,348       3.39
Time deposits................................    139,123       5.79        132,175      5.38      132,459       5.66


         The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2000 and at such date represented 13.0% of total deposits with a weighted average rate of 6.23%. A significant portion of such deposits were collateralized with mortgage-backed and related securities pledged by the Company with a carrying value of $12.3 million at December 31, 2000. The Company's certificates of deposit in excess of $100,000 primarily consist of deposits from schools, municipalities and other local entities. As these deposits mature, the Company bids against other financial institutions to retain those deposits. As a result, these funds are less likely to remain on deposit at the Company upon maturity than smaller certificates of deposit maintained by the Company's retail customers. Management believes that it will be able to retain a significant amount of these deposits because many of the schools, municipalities and other entities are longstanding customers of the Company with numerous other deposit and loan relationships with the Company. To the extent the Company is unable to replace maturing deposits, it may sell investment securities classified as available for sale.

                                                             CERTIFICATES
              MATURITY PERIOD                                 OF DEPOSIT
              ---------------                                ------------
                                                            (IN THOUSANDS)

              Three months or less.......................     $    7,852
              Over three through six months..............          5,348
              Over six through 12 months.................          9,149
              Over 12 months.............................          7,345
                                                              ----------
                  Total..................................     $   29,694
                                                              ==========

         Borrowings. Savings deposits historically have been the primary source of funds for lending, investments and general operating activities. During 2000, CB&T, ABI and Egyptian were authorized, however, to use advances from the FHLB of Chicago to supplement their supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Chicago functions as a central reserve bank providing credit for member financial institutions. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. During 2000, CB&T, ABI and Egyptian each had a Blanket Agreement for advances with the FHLB under which CB&T, ABI and Egyptian each could borrow up to 25% of assets subject to normal collateral and underwriting requirements. Advances from the FHLB of Chicago would be secured by CB&T's, ABI's and Egyptian's ownership of stock in the FHLB of Chicago and other eligible assets. At December 31, 2000, the Company had $6.0 million of FHLB advances. The Bank Subsidiaries, in addition, also obtain short-term borrowings consisting of repurchase agreements with deposit customers totaling $2.8 million of short-term borrowings at December 31, 2000. CB&T is authorized to borrow from the Federal Reserve Bank of St. Louis but has not done so.

         The following table sets forth certain information regarding short-term borrowings by the Company at the dates and for the periods indicated.

                                                                              AT DECEMBER 31,
                                                                    ----------------------------------
                                                                     2000          1999         1998
                                                                    -------       -------      -------
                                                                             (In thousands)
Amounts outstanding at end of period:
  FHLB advances................................................     $ 6,000       $38,900      $44,100
  Short-term notes & Lines of credit...........................           0         3,100            0
  Other short-term borrowings..................................       2,766         6,891        4,296

Rate paid on:
  FHLB advances................................................        5.60%         5.61%        5.37%
  Short-term notes & Lines of credit...........................          --          4.74           --
  Other short-term borrowings..................................        6.32          5.54         4.92

                                                                          YEAR ENDED DECEMBER 31,
                                                                    ----------------------------------
                                                                     2000          1999         1998
                                                                    -------       -------      -------
                                                                             (IN THOUSANDS)
Maximum amount of borrowings outstanding at any month end:
  FHLB advances................................................     $38,000       $44,100      $44,100
  Short-term notes & Lines of credit...........................      22,503        16,115        5,600
  Other short-term borrowings..................................       7,322         8,635        5,874

Approximate average short-term borrowings outstanding with
 respect to:
  FHLB advances................................................     $13,952       $43,223      $43,742
  Short-term notes & Lines of credit...........................      12,621         3,767        3,554
  Other short-term borrowings..................................       5,014         6,248        4,963

Approximate weighted average rate paid on: (1)
  FHLB advances................................................        5.89%         5.49%        5.45%
  Short-term notes & Lines of credit ..........................        6.66          5.31         8.50
  Other short-term borrowings..................................        6.18          4.75         5.26

- ------------
(1)  Based on month-end balances.

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

EMPLOYEES

         As of December 31, 2000, the Company and its subsidiaries had 107 full-time and 24 part-time employees, none of whom were represented by a collective bargaining agreement, and management considers relationships with employees to be good.

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

         The FRB has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See "-- Regulatory Capital Requirements."

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

         Bank Regulation. CB&T, as a national bank, is subject to the primary supervision of the OCC under the National Bank Act. ABI, Egyptian and MidAmerica are subject to the primary supervision of the OBRE and FDIC. The prior approval of the banking regulators is required for a bank to establish or relocate an additional branch office or to engage in any merger, consolidation or significant purchase or sale of assets.

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

         CB&T is a member of the Federal Reserve System and its deposits are insured by the SAIF administered by the FDIC to the legal maximum of $100,000 for each insured depositor. The deposits of ABI, Egyptian and MidAmerica are insured by the BIF administered by the FDIC to the legal maximum of $100,000 for each insured depositor. Some of the aspects of the lending and deposit business of the Bank Subsidiaries that are subject to regulation include reserve requirements and disclosure requirements in connection with personal and mortgage loans and savings deposit accounts. In addition, the Bank Subsidiaries are subject to numerous federal and state laws and regulations which set forth specific restrictions and procedural requirements with respect to the establishment of branches, investments, interest rates on loans, credit practices, the disclosure of credit terms and discrimination in credit transactions.

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

         Federal banking regulations classify banks by capital levels and which provide for the federal banking agencies to take various prompt corrective actions to resolve the problems of any bank that fails to satisfy the capital standards. Under such regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or
(ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as undercapitalized, significantly undercapitalized, or critically undercapitalized depending on the extent to which the bank's capital levels are below these standards. A bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation will be subject to severe regulatory sanctions. As of December 31, 2000, the Bank Subsidiaries all were well-capitalized as defined by the federal banking regulations.

TAXATION

         The Company's federal income tax returns have not been audited in the past seven years. For additional information regarding taxation, see
Note 12 of Notes to Consolidated Financial Statements.

ITEM 2.  PROPERTIES
- -------------------

         The following table sets forth the location and certain additional information regarding the Company's offices at December 31, 2000. The Company owns all of its offices with the exception of CB&T's branch at 1110
S. West St., with the land and building under a lease contract.

                                                                         NET BOOK VALUE
                                        YEAR              TOTAL            AT DECEMBER          APPROXIMATE
                                       OPENED          INVESTMENT           31, 2000          SQUARE FOOTAGE
                                       ------          ----------        --------------       --------------
                                                             (DOLLARS IN THOUSANDS)
Community Financial Corp.
240 E. Chestnut
P.O. Box 700
Olney, IL 62450                         1994            $    66              $    36                 --

Community Bank & Trust, N.A.
- ----------------------------

MAIN OFFICE:

240 E. Chestnut
P.O. Box 700
Olney, IL 62450                         1883 (1)          2,682                1,165              9,200

BRANCH OFFICES:

Olney Branch
1110 S. West St.
Olney, IL 62450                         1998                229                  149              2,700

Lawrenceville Branch
1601 State
P.O. Box 477
Lawrenceville, IL 62439                 1983 (1)            707                  257              2,800

Fairfield Branch
303 W. Delaware
Fairfield, IL 62837                     1983 (1)            660                  289              2,400

Newton Branch
601 W. Jourdan
P.O. Box 361
Newton, IL 62448                        1990 (1)            725                  402              3,114

Charleston Branch
820 W. Lincoln
Charleston, IL 61920                    1989 (1)          1,244                  937              4,912

American Bank of Illinois in Highland
- -------------------------------------

Main Office:
  12616 Route 143
  Highland, IL 62249                                      1,846                1,611              8,000

Branch Office:
  P.O. Box 158
  Pocahontas, IL 62275                                      475                  200              2,200




                                                                         NET BOOK VALUE
                                        YEAR              TOTAL            AT DECEMBER          APPROXIMATE
                                       OPENED          INVESTMENT           31, 2000          SQUARE FOOTAGE
                                       ------          ----------       ----------------      --------------
                                                          (DOLLARS IN THOUSANDS)

The Egyptian State Bank (2)
- -----------------------

Main Office:
2 South Main Street
Carrier Mills, IL 62917                 1951            $   600              $   234              3,500

Branch Office:
  1115 Wilson Street
  P.O. Box 99
  Stonefort, IL 62987                   1904                108                    0              4,000

  Route 166 & Blue Avenue
  Creal Springs, IL 62922               1984                608                  422              3,200

MidAmerica Bank of St. Clair County (2)
- -----------------------------------

350 Hartman Lane
P.O. Box 850
O'Fallon, IL 62269                      1996              1,967                1,447              7,200

- ------------
(1) Date of acquisition.
(2) The Egyptian State Bank and MidAmerica Bank of St. Clair County were sold by the Company effective March 1, 2001.

         The net book value of the Company's investment in premises and equipment totaled approximately $7.1 million at December 31, 2000. For a discussion of premises and equipment, see Note 6 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS.
- -------------------------

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

         Stuart Chris Engel, an established customer (since March 1999), was indicted in the central district of Illinois in criminal case number
00-20046 on August 18, 2000 for his alleged involvement in a conspiracy to commit mail fraud, wire fraud, money laundering, and conducting financial transactions with the proceeds of illegal activity. In Count 21 of the indictment, as a result of the preceding criminal charges, and in a parallel civil forfeiture proceeding, the U. S. seeks to forfeit any and all interests the 19 named co-conspirators may have individually and or in association with each other, or others, in and to all properties, real and personal, involved in the aforestated offenses and property traceable to such property equal to at least $12,500,000. The assets subject to the government's forfeiture proceeding include assets of Engel and others that have been pledged as security for the loans made by the Company. These assets include commercial and personal real estate, vehicles, equipment, and inventory.
The Company is vigorously contesting the forfeiture and is seeking to recover against the assets securing its loans, which total approximately
$1.7 million. The Company and its attorneys are working with the federal prosecutor in locating, securing, and liquidating the assets of Engel used to secure his loans. The Company has been unsuccessful, to date, in its efforts to realize any value for its collateral. Therefore, the projected recovery of any part of the charged-off loans is undeterminable at this time.

                                   PART II

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.
- ----------------------------------------------------------

         Not applicable.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS'
- ----------------------------------------------------------------------------
         MATTERS
         -------

                  The Company's common stock trades under the symbol "CFIC" on the Nasdaq National Market System. As of March 16, 2001, there were 2,147,470 shares of the common stock outstanding and approximately 541 holders of record of the common stock. Following are the high and low closing sale prices as reported by Nasdaq and dividends declared, by fiscal quarter, during the past two fiscal years.

                                      Dividends                                                        Dividends
                       High      Low   Declared                              High             Low       Declared
                       ----      ---   --------                              ----             ---       --------
1999                                                   2000
- ----                                                   ----
First Quarter....   $ 11.625  $ 9.625   $----          First Quarter.....  $ 10.625         $ 9.000       $----
Second Quarter...     10.375    8.625    ----          Second Quarter....    12.875           8.000        ----
Third Quarter....     10.125    8.875    ----          Third Quarter.....    11.125           8.500        ----
Fourth Quarter...      9.625    7.750    0.25          Fourth Quarter....    11.313           9.188        0.00


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- ------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

         GENERAL

                  The Company's net income is dependent primarily on its net interest income, which is the difference between interest income earned on its loan and mortgage-backed and related securities portfolio and interest paid on interest-bearing liabilities. Net interest income is determined by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. To a lesser extent, the Company's net income also is affected by the level of general and administrative expenses and the level of other income, which primarily consists of service charges and other fees.

                  The operations of the Company are significantly affected by prevailing economic conditions, competition and the monetary, fiscal and regulatory policies of governmental agencies. Lending activities are influenced by the demand for and supply of housing, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and costs of funds are influenced by prevailing market rates of interest, primarily on competing investments, account maturities and the levels of personal income and savings in the Company's market area.

         FORWARD-LOOKING STATEMENTS

                  When used in this Annual Report, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

                  The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

         COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2000 AND 1999

                  The Company's financial condition decreased during the 2000 period as reflected by a decrease in total assets of $32.2 million from $309.9 million at December 31, 1999 to $277.7 million at December 31, 2000. The Company's strategic plan was to reduce the $36.0 million of short term borrowing that was reported at December 31, 1999, due to the rising cost to carry this type of liability. To achieve this goal, the Company reduced the short term borrowings by applying the proceeds from the principle reduction of the investment portfolio, tightened its lending requirements and actively seeking deposit growth.

                  The Company's cash and cash equivalents increased $4.7 million, or 29.9% from $15.7 million at December 31, 1999 to $20.4 million at December 31, 2000. The increase is primarily the result of securities sold late in December 2000 with a portion of the proceeds applied to eliminate the balance of short term borrowings and the remainder will be invested in the next accounting period.

                  The Company's investment securities decreased by $4.2 million, or 6.8%, from $62.2 million at December 31, 1999 to $58.0 million at December 31, 2000 as a result of securities being called or maturing. The decrease was used primarily to fund the reduction in short term borrowing. The Company's mortgage-backed and related securities decreased by $23.8 million, or 68.6%, from $34.7 million at December 31, 1999 to $10.9 million at December 31, 2000. The decrease is the result of principal payback, sales and maturities. The decrease was used primarily to fund the reduction in short term borrowing. Securities held to maturity and mortgage-backed and related securities held to maturity reflect a decrease as a result of the Company's affiliates, Egyptian State Bank and Saline County Bank, being merged in May 2000 into one bank charter with Egyptian State Bank being the survivor. As a result of this merger, the securities held to maturity portfolio totaling $16.1 million and the mortgage-backed and related securities held to maturity portfolio totaling $319,000 at May 2000 were reclassified as securities available for sale and mortgage-backed and related securities available for sale. At December 31, 2000, the Company's portfolio of investment securities and mortgage-backed and related securities classified as available for sale pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, decreased capital by $303,000 (net of taxes) as a result of a decrease in the market value.

                  The Company's net loans receivable decreased $8.0 million, or 4.5% from $179.5 million at December 31, 1999 to $171.5 million at December 31, 2000. The decrease was primarily due to automobile loans decreasing $8.3 million, or 24.1% from $34.4 million at December 31, 1999 to $26.1 million at December 31, 2000. The Company relaxed the aggressive approach used in prior years based on the increased competition for automobile loans and redirected the proceeds to retire outstanding borrowings. Real estate loans decreased by $3.0 million, or 2.4 % from $123.4 million at December 31, 1999 to $120.4 million at December 31, 2000 as competition for real estate loans increased. Agriculture loans increased $2.0 million, or 22.2% from $9.0 million at December 31, 1999 to $11.0 million at December 31, 2000 and commercial loans increased $2.6 million, or 45.6% from $5.7 million at December 31, 1999 to $8.3 million at December 31, 2000. The reduction and restructuring of the loan portfolio increased the weighted average interest rate on loans by 5 basis points from 8.57% at December 31, 1999 to 8.62% at December 31, 2000. The allowance for loan and lease losses increased $900,000, or 56.2%, from $1.6 million at December 31, 1999 to $2.5 million at December 31, 2000. The increase in the allowance for loan and lease loss reserves was based on the quarterly analysis that additional reserves were needed. The review process applies different risk ratings to the concentrations of credit within the total loan portfolio. In addition, the process takes into consideration the effect that changing economic conditions has had on individual credits in the past, present and future. The increase in the allowance for loan and lease loss reserve was the result of identifying a need to add to the reserves.

                  Deposits increased by $7.6 million, or 3.4% from $225.2 million at December 31, 1999 to $232.8 million at December 31, 2000. The increase was due to non-interest demand deposits increasing $3.4 million, or 23.6% from $14.4 million at December 31, 1999 to $17.8 million at December 31, 2000, money market deposits increasing $3.6 million, or 17.6% from $20.5 million at December 31, 1999 to $24.1 million at December 31, 2000 and time deposits increased by $4.1 million, or 3.0% from $136.3 million at December 31, 1999 to $140.4 million at December 31, 2000 while interest bearing demand deposits decreased $1.2 million, or 4.3% from $27.7 million at December 31, 1999 to $26.5 million at December 31, 2000 and passbook savings decreased by $2.3 million, or 8.8% from $26.2 million at December 31, 1999 to $23.9 million at December 31, 2000. The weighted average cost of deposits increased by 72 basis points from 4.21% for the year ended December 31, 1999 to 4.93% for the year ended December 31, 2000.

         The Company's repurchase agreements decreased by $4.1 million, or 59.4%, from $6.9 million at December 31, 1999 to $2.8 million at December 31, 2000. The repurchase program was introduced in 1996 to attract large depositors. The FDIC does not insure these liabilities. The Company's Federal Home Loan Bank advances decreased $36.0 million, or 85.7%, from $42.0 million at December 31, 1999 to $6.0 million at December 31, 2000.

         COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                  Net Income. The Company reported a net loss of $1.5 million for the year ended December 31, 2000, as compared to net income of $1.1 million for the year ended December 31, 1999. This represents a decrease of $2.6 million, or 236.4%. The decrease in net income was primarily due to (on a pre-tax basis) the provision for loan losses increasing $2.7 million, or 385.7% from $707,000 for the year ended December 31, 1999 to $3.4 million for the year ended December 31, 2000. The increase in the provision for loan losses was primarily due to a commercial loan write-off of $1.7 million. The U.S. Department of Justice has attempted to seize certain assets of a customer which secured a loan, due to the customer's alleged involvement in a Ponzi scheme. In addition, the results of the quarterly review of the allowance for loan and lease losses identified the need to add $900,000 to the reserves due to changing economic conditions and the impact higher interest rates have had on certain credits to bring the allowance for loan and lease losses into compliance with the Company's policies.

                  Net Interest Income. Net interest income decreased by $74,000, or 0.8%, from $9.4 million for the year ended December 31, 1999 to $9.3 million for the year ended December 31, 2000. The decrease in net interest income reflects an increase in interest income of $166,000, or 0.8%, from $21.7 million for the year ended December 31, 1999 to $21.9 million for the year ended December 31, 2000. The increase was primarily due to the average yield on interest earning assets increasing 27 basis points from 7.36% for the year ended December 31, 1999 to 7.63% for the year ended December 31, 2000. The cost of interest-bearing liabilities increased by $240,000, or 2.0%, from $12.3 million for the year ended December 31, 1999 to $12.5 million for the year ended December 31, 2000. The increase was due to an increase in the average cost of liabilities of 61 basis points, from 4.48% for the year ended December 31, 1999 to 5.09% for the year ended December 31, 2000.

                  Interest Income. Interest income was $21.9 million for the year ended December 31, 2000, as compared to $21.7 million for the year ended December 31, 1999, representing an increase of $166,000, or 0.8%. The increase was primarily due to an increase of 27 basis points in rates on average earning assets from 7.36% for the year ended December 31, 1999 to 7.63% for the year ended December 31, 2000 in connection with a volume decrease of $8.2 million or 2.8%, from $294.6 million for the year ended December 31, 1999 to $286.4 million for the year ended December 31, 2000. Interest on loans increased by $870,000, or 5.9%, from $14.6 million for the year ended December 31, 1999 to $15.5 million for the year ended December 31, 2000. This is due primarily to a volume increase of $9.1 million, or 5.3%, in the average balance of (net) loans receivable from $171.0 million at December 31, 1999 to $180.1 million at December 31, 2000. Interest income on mortgage-backed and related securities decreased $538,000, or 20.6% from $2.6 million for the year ended December 31,1999 to $2.1 million for the year ended December 31, 2000, primarily due to a volume decrease in the average balance of $8.9 million or 22.1% from $40.3 million for the year ended December 31, 1999 to $31.4 million for the year ended December 31, 2000. Interest on investments and interest-bearing deposits decreased by $166,000, or 3.7%, from $4.4 million for the year ended December 31, 1999 to $4.3 million for the year ended December 31, 2000. The decrease was primarily the result of a volume decrease in the average balance of investment securities decreasing $5.7 million, or 8.5%, from $66.8 million for the year ended December 31, 1999 to $61.1 million for the year ended December 31, 2000. In addition, the average balance of cash and cash equivalents experienced a volume decrease of $2.3 million, or 14.2%, from $16.2 million for the year ended December 31, 1999 to $13.9 million for the year ended December 31, 2000.

                  Interest Expense. Interest expense, which consists primarily of interest on deposits, increased by $240,000, or 2.0%, from $12.3 million for the year ended December 31, 1999 to $12.5 million for the year ended December 31, 2000. Interest on deposits increased by $1.2 million, or 12.8%, from $9.4 million for the year ended December 31, 1999 to $10.6 million for the year ended December 31, 2000. The increase is primarily due to a rate increase of 72 basis points, from 4.21% for the year ended December 31, 1999 to 4.93% for the year ended December 31, 2000. In addition, interest on other borrowed funds decreased $900,000 or 31.3%, from $2.9 million for the year ended December 31, 1999 to $2.0 million for the year ended December 31, 2000.

         Provision for Loan Losses. The Company established provisions for loan losses of $3.4 million and $707,000 for the year ended December 31, 2000 and 1999, respectively. Of the $3.4 million, $1.7 million was for a commercial loan charge off which involved a customer who was indicted by the United States for his alleged involvement in a Ponzi scheme. The assets seized by the U.S. Department of Justice included commercial real estate, vehicles and inventory that were pledged as security for a commercial loan. The Company and its attorneys are working with the federal prosecutor in locating, securing and liquidating the assets used to secure the loan. The projected recovery of any part of the charged off loan is undeterminable at this time. In addition, the quarterly analysis of the allowance for loan and lease loss reserves indicated that additional reserves were needed. The review process applies different risk ratings to the concentrations of credit within the total loan portfolio. In addition, the process takes into consideration the effect that changing economic conditions has had on individual credits in the past, present and future. The increase in the provision for loan losses was the result of identifying a need to add to the reserves. Net charge offs to average loans was 1.40% and .65% for the periods ending December 31, 2000 and 1999, respectively. Provisions for loan losses to total loans was 1.98% and .39% for the periods ending December 31, 2000 and 1999, respectively.

                  Non-Interest Income. Non-interest income decreased by $323,000, or 14.1%, from $2.3 million for the year ended December 31, 1999 to $2.0 million for the year ended December 31, 2000. The decrease is primarily due to an increase in the net loss realized on the sale of securities and mortgage-backed securities of $301,000, or 1584.2% from a loss of $19,000 for the year ended December 31, 1999 to a loss of $320,000 for the year ended December 31, 2000.

                  Non-Interest Expense. Non-interest expense increased by $530,000 or 5.7%, from $9.3 million for the year ended December 31, 1999 to $9.9 million for the year ended December 31, 2000. The increase was due primarily to professional fees increasing $559,000 or 168.4%, from $332,000 for the year ended December 31, 1999 to $891,000 for the year ended December 31, 2000. The change in professional fees consisted of legal fees increasing $275,000, or 277.8% from $99,000 for the year ended December 31,1999 to $374,000 for the year ended December 31, 2000 due to additional costs involved in a proxy contest and the negotiations to sell one or more of the Company's affiliates. Accounting and auditing cost increased $129,000, or 97.7% from $132,000 for the year ended December 31, 1999 to $261,000 for the year ended December 31, 2000 due to the additional accounting requirements requested by potential acquirers. Other professional fees increased $155,000, or 153.5% from $101,000 for the year ended December 31, 1999 to $256,000 for the year ended December 31, 2000 as a result of increased charges due to the proxy contest and additional costs involved in the potential sale of one or more of the Company's affiliates.

                  Income Taxes. The Company's income tax expense (benefit) was ($529,000) and $523,000 for the years ended December 31, 2000 and 1999, respectively, which resulted in an effective income tax rate of 26.38% and 31.64%, respectively.

ITEM 7.  FINANCIAL STATEMENTS
- -----------------------------

                       LARSSON, WOODYARD & HENSON, LLP
                        CERTIFIED PUBLIC ACCOUNTANTS
        MEMBERS OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                           * ILLINOIS CPA SOCIETY

         702 E. COURT STREET * P. O. BOX 426 * PARIS, ILLINOIS 61944
                   TEL (217) 465-6494 * FAX (217) 465-6499


                        Independent Auditors' Report


To the Board of Directors
Community Financial Corp.
and Subsidiaries
Olney, Illinois

       We have audited the accompanying consolidated balance sheets of Community Financial Corp. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Financial Corp. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

/s/ Larsson, Woodyard & Henson, LLP

January 24, 2001
Except for footnote number 22, which is dated March 1, 2001.
Paris, Illinois


                                    COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS

                                                     ASSETS
                                                                                                     December 31,
                                                                                             ---------------------------
                                                                                                 2000           1999
                                                                                             ------------   ------------
                                                                                                      (1,000's)
                                                                                             ---------------------------

Cash                                                                                         $      8,936   $      8,941
Interest bearing deposits                                                                          11,507          6,714
                                                                                             ------------   ------------

      Total Cash and Cash Equivalents                                                              20,443         15,655

Securities available for sale (amortized cost of $57,407
   and $45,398 in 2000 and 1999, respectively)                                                     57,073         43,771
Securities held to maturity (estimated market value of
   $917 and $18,249 in 2000 and 1999, respectively)                                                   909         18,407
Mortgage-backed and related securities available for sale (amortized
   cost of $11,036 and $36,167 at 2000 and 1999, respectively)                                     10,909         34,341
Mortgage-backed and related securities held to maturity
   (estimated market value of $0 and $352 at 2000 and 1999, respectively)                               0            338
Loans receivable, net                                                                             171,542        179,467
Foreclosed real estate, net                                                                           458            257
Accrued interest receivable                                                                         2,854          2,865
Premises and equipment, net                                                                         7,149          7,701
Prepaid income taxes                                                                                  677              0
Deferred income taxes                                                                                 698          1,518
Goodwill and other intangibles                                                                      3,578          3,838
Core deposit intangibles                                                                              589            736
Other assets                                                                                          818          1,025
                                                                                             ------------   ------------

Total Assets                                                                                 $    277,697   $    309,919
                                                                                             ============   ============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                     $    232,785   $    225,170
Federal Home Loan Bank advances                                                                     6,000         42,000
Repurchase agreements                                                                               2,766          6,891
Advances from borrowers for taxes and insurance                                                        30             25
Accrued interest payable                                                                              499            484
Accrued income taxes                                                                                    0            163
Other liabilities                                                                                     727          1,360
                                                                                             ------------   ------------
    Total Liabilities                                                                             242,807        276,093
                                                                                             ------------   ------------

Commitments and contingencies

Stockholders' Equity:
   Preferred stock $0.01 par value; 1,000,000 shares authorized; 0 shares issued at December 31, 2000 and 1999
   Common stock $.01 par value; 7,000,000 shares authorized; 2,147,470 and
     2,213,645 shares issued at December 31, 2000
     and 1999, respectively                                                                            26             26
   Additional paid-in capital                                                                      25,641         25,641
   Treasury stock                                                                                  (6,263)        (5,600)
   Shares held for management recognition plan                                                          0           (230)
   Unallocated employee stock ownership plan (ESOP) shares                                              0           (902)
   Accumulated other comprehensive income                                                            (303)        (2,279)
   Retained earnings                                                                               15,789         17,170
                                                                                             ------------   ------------
Total Stockholders' Equity                                                                         34,890         33,826
                                                                                             ------------   ------------

Total Liabilities and Stockholders' Equity                                                   $    277,697   $    309,919
                                                                                             ============   ============

See accompanying notes to consolidated financial statements.


                                    COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF INCOME


                                                                                                      December 31,
                                                                                               --------------------------
                                                                                                   2000          1999
                                                                                               ------------  ------------
                                                                                                        (1,000's)
                                                                                               --------------------------
Interest income:
   Interest on loans                                                                           $     15,519  $     14,649
   Interest on mortgage-backed and related securities                                                 2,069         2,607
   Interest on securities and interest-bearing deposits                                               4,267         4,433
                                                                                               ------------  ------------
     Total interest income                                                                           21,855        21,689
                                                                                               ------------   ------------

Interest expense:
   Interest on deposits                                                                              10,563         9,423
   Interest on other borrowed funds                                                                   1,973         2,873
                                                                                               ------------  ------------
     Total interest expense                                                                          12,536        12,296
                                                                                               ------------  ------------

     Net interest income                                                                              9,319         9,393

Provision for loan losses                                                                             3,438           707
                                                                                               ------------  ------------

     Net interest income after provision for loan losses                                              5,881         8,686

Non-interest income                                                                                   1,966         2,289

Non-interest expense                                                                                  9,852         9,322
                                                                                               ------------  ------------

     Income (loss) before income taxes                                                               (2,005)        1,653

Provision for (benefit from) income taxes                                                              (529)          523
                                                                                                ------------ ------------

     Net income (loss)                                                                              ($1,476) $      1,130
                                                                                                ===========  ============

Basic earnings (loss) per share                                                                       ($.67) $        .53
Diluted earnings (loss) per share                                                                     ($.67) $        .53

                           See accompanying notes to consolidated financial statements.

                                         COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                                 Accumulated
                                                               Unallocated                      Other Compre-               Compre-
                                    Common  Paid-in   Treasury     ESOP      MRP       Retained    hensive                  hensive
                                    Stock   Capital    Stock      Shares    Stock      Earnings    Income        Total      Income
                                    ------  -------   -------- -----------  -----      -------- -------------    -----      -------
                                                                           1,000's
                                    -----------------------------------------------------------------------------------------------

Balance, December 31, 1998            26    25,649    (5,273)    (1,164)   (569)      16,593            4      35,266
Comprehensive Income
   Net income                                                                          1,130                    1,130      $  1,130
                                                                                                                           --------
   Other comprehensive income
     Unrealized loss on securities                                                                                           (3,471)
     Related tax effects                                                                                                      1,175
     Realized loss on securities                                                                                                 19
     Related tax effects                                                                                                         (6)
     Total other
       comprehensive income                                                                        (2,283)     (2,283)       (2,283)
                                                                                                                           --------
   Total comprehensive income                                                                                               ($1,153)
                                                                                                                           ========
ESOP shares allocated                           (8)                 262                                           254
Amortization of
  Management Recognition Plan                            (35)               339                                   304
Treasury stock                                          (292)                                                    (292)
Dividends ($.25 per share)                                                              (553)                    (553)
                                   -----   -------   -------    -------   -----      -------       ------     -------
Balance, December 31, 1999            26    25,641    (5,600)      (902)   (230)      17,170       (2,279)     33,826
Comprehensive Income
   Net loss                                                                           (1,476)                  (1,476)      ($1,476)
                                                                                                                           --------
   Other comprehensive income
     Unrealized gain on securities                                                                                            2,783
     Related tax effects                                                                                                     (1,018)
     Realized loss on securities                                                                                                320
     Related tax effects                                                                                                       (109)
                                                                                                                           --------
   Total other
     comprehensive income                                                                           1,976       1,976         1,976
                                                                                                                           --------
   Total comprehensive income                                                                                              $    500
                                                                                                                           ========
Deferred tax adjustment                                                                   95                       95
ESOP shares allocated                                               239                                           239
Amortization of
  Management Recognition Plan                                               230                                   230
Treasury stock                                          (663)       663                                             0
                                   -----   -------   -------    -------   -----      -------       ------     -------
Balance, December 31, 2000         $  26   $25,641   ($6,263)   $     0   $   0      $15,789        ($303)    $34,890
                                   =====   =======   =======    =======   =====      =======       ======     =======

                                See accompanying notes to consolidated financial statements.


                                        COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        December 31,
                                                                                                  ------------------------
                                                                                                   2000             1999
                                                                                                  -------         --------
                                                                                                           (1,000's)
                                                                                                  ------------------------
Operating activities:
   Net income (loss)                                                                              ($1,476)        $  1,130
   Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for depreciation                                                                       732              735
     Provision for loan losses                                                                      3,438              707
     Accretion of discounts on securities                                                             (43)             (47)
     Amortization of premiums on securities                                                            80              156
     Amortization of intangibles                                                                      407              399
     Decrease in accrued interest receivable                                                           11              229
     Increase in prepaid income taxes                                                                (677)               0
     Decrease (increase) in deferred income taxes                                                    (102)             (69)
     Decrease in other assets                                                                         207               29
     (Decrease) increase in accrued income taxes                                                     (163)             105
     Increase (decrease) in accrued interest payable                                                   15               (9)
     Decrease in other liabilities                                                                   (634)            (301)
     MRP stock plans                                                                                  230              304
     ESOP stock plan                                                                                  239              254
     Federal Home Loan Bank stock dividends                                                          (141)               0
     Loss on sale of securities and mortgage-backed
        and related securities                                                                        320               19
     Gain on sale of premises and equipment                                                           (45)             (11)
                                                                                                  -------         --------
        Net cash provided by operating activities                                                   2,398            3,630
                                                                                                  -------         --------


Investing activities:
   Proceeds from sales of securities available for sale                                                 0              953
   Proceeds from sales of securities held to maturity                                                 421              504
   Proceeds from maturities of securities held to maturity                                            508            6,068
   Proceeds from maturities of securities available for sale                                        5,310           26,295
   Proceeds from maturities of mortgage-backed and related
     securities available for sale                                                                      0              127
   Proceeds from sales of mortgage-backed and related
     securities available for sale                                                                 19,097            2,770
   Proceeds from maturing time deposits                                                                 0              317
   Purchase of securities available for sale                                                         (598)         (20,439)
   Purchase of securities held to maturity                                                              0           (8,102)
   Purchase of mortgage-backed and related
     securities available for sale                                                                      0           (4,981)
   Decrease (increase) in loans receivable                                                          4,487          (22,959)
   Principal collected on mortgage-backed and related
     securities available for sale                                                                  6,006            8,627
   (Increase) decrease in foreclosed real estate                                                     (201)             194
   Purchase of premises and equipment                                                                (267)            (801)
   Proceeds from sale of premises and equipment                                                       132                0
   Purchase of Federal Home Loan Bank stock                                                             0             (330)
                                                                                                  -------         --------
      Net cash provided by (used in) investing activities                                          34,895          (11,757)
                                                                                                  -------         --------

                                   COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                        December 31,
                                                                                                 -------------------------
                                                                                                   2000             1999
                                                                                                 --------         --------
                                                                                                         (1,000's)
                                                                                                 -------------------------
Financing activities:
   Net increase in deposits                                                                      $  7,615         $  1,237
   Decrease in advances from borrowers
     for taxes and insurance                                                                            5               (8)
   Repayments of long term FHLB advances                                                          (36,000)         (19,100)
   Increase in other borrowings                                                                         0           17,000
   (Decrease) increase in repurchase agreements                                                    (4,125)           2,596
   Purchase of treasury stock                                                                           0             (292)
   Dividends paid (accrued)                                                                             0             (553)
                                                                                                 --------         --------
      Net cash provided by financing activities                                                   (32,505)             880
                                                                                                 --------         --------

Increase (decrease) in cash and cash equivalents                                                    4,788           (7,247)

Cash and cash equivalents at beginning of year                                                     15,655           22,902
                                                                                                 --------         --------

Cash and cash equivalents at end of year                                                         $ 20,443         $ 15,655
                                                                                                 ========         ========


Supplemental Disclosures:
   Additional Cash Flows Information:
      Cash paid for:
         Interest on deposits, advances and other borrowings                                     $ 12,551         $ 12,305
   Income taxes:
      Federal                                                                                    $    530         $    500
      State                                                                                      $      0         $      0

Schedule of Non-Cash Activities:
    Transfer of securities and mortgage-backed
        Securities to available for sale:                                                        $ 16,433         $      0

                    See accompanying notes to consolidated financial statements.

                 COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Summary of Significant Accounting Policies

   Description of the Business

         Community Financial Corp. (the Company) was incorporated in December 1994 at the direction of the Board of Directors of Community Bank & Trust, sb, the predecessor of Community Bank & Trust, N.A., to become the holding company for the Bank upon its conversion from mutual to stock form (the Conversion). In June 1995, the Company used the proceeds from its initial public offering to acquire all the outstanding capital stock of Community Bank & Trust, N.A. The Company's principal business is overseeing and directing the business of the banks and investing the Company's assets. The Company is registered with the Board of Governors of the Federal Reserve System as a bank holding company.

         Community Bank & Trust, N.A. is a national bank operating through six offices serving Richland, Coles, Jasper, Lawrence, and Wayne Counties, Illinois. During 1997 the Company acquired American Bancshares, Inc., a single bank holding company for American Bank of Illinois, Egyptian Bancshares, Inc. the holding company for The Egyptian State Bank and Saline County State Bank, and MidAmerica Bank of St. Clair County. Egyptian Bancshares, Inc. was dissolved in 1997. American Bancshares, Inc. was dissolved in 1999. American Bank of Illinois has two offices serving Bond and Madison Counties, Illinois. The Egyptian State Bank and Saline County State Bank has offices serving Saline and Williamson Counties, Illinois. The Egyptian State Bank and Saline County State Bank were merged in May, 2000. MidAmerica Bank of St. Clair County has an office serving St. Clair County, Illinois.

         The Company's net income is dependent primarily on its net interest income, which is the difference between interest income earned on its loan and mortgage-backed and related securities portfolio and interest paid on interest-bearing liabilities. Net interest income is determined by the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest rate spread") and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. To a lesser extent, the Company's net income also is affected by the level of general and administrative expenses and the level of other income, which primarily consists of service charges and other fees. The operations of the Company are significantly affected by prevailing economic conditions, competition and the monetary, fiscal and regulatory policies of governmental agencies. Lending activities are influenced by the demand for and supply of housing, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and costs of funds are influenced by prevailing market rates of interest, primarily on competing investments, account maturities and the levels of personal income and savings in the Company's market area.

      Basis of Financial Statement Presentation

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Community Bank & Trust, N.A., American Bank of Illinois, The Egyptian State Bank and MidAmerica Bank of St. Clair County.

         The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. All significant intercompany balances and transactions have been eliminated in consolidation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

                 COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Note 1.  Summary of Significant Accounting Policies

      Basis of Financial Statement Presentation

         Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management generally obtains independent appraisals for significant properties. A substantial portion of the Bank's loans are secured by collateral in the State of Illinois. Accordingly, as with most financial institutions in the market area, the collectibility of a substantial portion of the carrying value of the Bank's loan portfolio is susceptible to changes in market conditions.

         Management believes the allowance for loan losses and real estate owned is adequate. Management uses available information to recognize losses on loans and foreclosed real estate. Future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loans and foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

      Cash Equivalents

         For purposes of the consolidated statements of cash flows, cash equivalents consist of daily interest bearing demand deposits, federal funds sold, and interest bearing deposits and securities having original maturities of three months or less.

      Securities and Mortgage-Backed Securities

         Investment and mortgage-backed securities available for sale include securities that management intends to use as part of its overall asset/liability management strategy and that may be sold in response to changes in interest rates and resultant prepayment risk and other related factors. Securities available for sale are carried at fair value, and unrealized gains and losses (net of related tax effects) are excluded from earnings but are included in stockholders' equity. Upon realization, such gains and losses will be included in earnings using the specific identification method. Investment securities and mortgage-backed securities, other than those designated as available for sale or trading, are comprised of debt securities for which the Bank has positive intent and ability to hold to maturity and are carried at cost, adjusted for amortization of premiums and accretion of discounts using the level-yield method over the estimated lives of the securities. Management determines the appropriate classification of investment and mortgage-backed securities as available for sale, held to maturity, or held for trading at the purchase date.

         Trading account securities are adjusted to market value through earnings. There were no trading account securities during the years ended December 31, 2000, and 1999.

      Loans

         Loans are considered a held-to-maturity asset and, accordingly, are carried at historical cost. Loans are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan fees and unearned discounts. Unearned discounts on installment loans are recognized as income over the term of the loans using the interest method. Loan origination and commitment fees, as well as certain direct origination costs, are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method when in excess of loan origination cost. Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

                 COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Note 1.  Summary of Significant Accounting Policies

      Loans

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

         The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb probable losses in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. Loans are charged off when management believes there has been permanent impairment of their carrying values.

         The Bank also provides a reserve for losses on specific loans, which are deemed to be impaired. Groups of small balance homogeneous basis loans (generally residential real estate and consumer loans) are evaluated for impairment collectively. A loan is considered impaired when, based upon current information and events, it is probable that the bank will be unable to collect, on a timely basis, all principal and interest according to the contractual terms of the loan's original agreement. When a specific loan is determined to be impaired, the reserve for possible loan losses is increased through a charge to expense for the amount of the impairment. For all non-consumer loans, impairment is measured based on value of the underlying collateral. The value of the underlying collateral is determined by reducing the collateral's estimated current value by anticipated selling costs. The Bank's impaired loans are the same as those non-consumer loans currently reported as nonaccrual. The Bank recognizes interest income on impaired loans only to the extent that cash payments are received.

      Foreclosed Real Estate

         Foreclosed real estate held for sale is carried at the lower of cost or estimated fair market value, net of estimated selling costs. Costs of holding foreclosed property are charged to expense in the current period, except for significant property improvements, which are capitalized to the extent that carrying value does not exceed estimated fair market value, net of estimated selling cost.

      Premises and Equipment

         Land is carried at cost. Buildings and furniture, fixtures, and equipment are carried at cost, less accumulated depreciation and amortization. Buildings and furniture, fixtures, and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are ten to fifty years for buildings and improvements and five to fifteen years for equipment.

                 COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Note 1.  Summary of Significant Accounting Policies

      Goodwill

         Goodwill reflects the excess of cost over fair value of net assets which were acquired during 1997. Goodwill is amortized over 15 years which approximates the periods estimated to be benefited from the assets acquired and liabilities assumed. Accumulated amortization at December 31, 2000 and 1999 was $885,000 and $625,000, respectively.

      Core Deposit Intangible

         Core deposit intangible represents the intangible value of deposit relationships resulting from deposit liabilities assumed in the 1997 acquisitions and is amortized using an accelerated method based on an estimated runoff of the related deposits, not exceeding 7 years. Accumulated amortization at December 31, 2000 and 1999 was $360,000 and $213,000, respectively.

      Income Taxes

         Deferred income tax assets and liabilities are computed annually for differences between the consolidated financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

      Per Share Data

         The Company adopted Statement of Financial Accounting Standards
      (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 revises the manner in which earnings per share (EPS) is calculated by replacing the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS. Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period less unvested MRP and unallocated ESOP shares. Diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares used to compute basic EPS plus the incremental amount of potential common stock determined by the treasury stock method.

      Off-Balance-Sheet Financial Instruments

         In the ordinary course of business, the Company's subsidiaries have entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such instruments are recorded in the consolidated financial statements when they become payable.

      Trust Assets

         Assets held by the Company's subsidiaries in fiduciary or agency capacity for customers are not included in the consolidated financial statements as such items are not assets of the Company or its subsidiaries.
                                    38

                 COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Note 1.  Summary of Significant Accounting Policies

      New Accounting Standards

         Derivative Financial Instruments

            The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Adoption of the standard did not have a material effect on the Company.

         Reclassifications

            Certain reclassifications have been made to the balances as of December 31, 1999, with no effect on net income, to be consistent with the classifications adopted for December 31, 2000.

   Note 2.  Securities

            Securities available for sale are summarized as follows:

                                                                            December 31, 2000
                                                      ---------------------------------------------------------------
                                                                           Gross          Gross         Approximate
                                                         Amortized       Unrealized     Unrealized         Market
                                                           Cost            Gains          Losses           Value
                                                      --------------    ------------   -------------   --------------
                                                                                  (1,000's)
                                                      ---------------------------------------------------------------
            U. S. government and agency securities    $       52,153    $          0   $         376   $       51,777
            State and municipal obligations                    2,118              42               0            2,160
            FRB stock                                            381               0               0              381
            FHLB stock                                         2,755               0               0            2,755
                                                      --------------    ------------   -------------   --------------
                                                      $       57,407    $         42   $         376   $       57,073
                                                      ==============    ============   =============   ==============

                                                                             December 31, 1999
                                                      ---------------------------------------------------------------
                                                                           Gross          Gross         Approximate
                                                         Amortized       Unrealized     Unrealized         Market
                                                           Cost            Gains          Losses           Value
                                                     --------------    ------------   -------------   --------------
                                                                                  (1,000's)
                                                      ---------------------------------------------------------------
            U. S. government and agency securities    $       42,302    $          0   $       1,627   $       40,675
            State and municipal obligations                      105               0               0              105
            FRB stock                                            381               0               0              381
            FHLB stock                                         2,610               0               0            2,610
                                                      --------------    ------------   -------------   --------------
                                                      $       45,398    $          0   $       1,627   $       43,771
                                                      ==============    ============   =============   ==============

         The amortized cost and approximate market value of securities available for sale, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities from call options.

                                                                               December 31,
                                                     ------------------------------------------------------------------
                                                                  2000                               1999
                                                     -------------------------------   --------------------------------
                                                                        Approximate                       Approximate
                                                        Amortized         Market         Amortized           Market
                                                          Cost            Value            Cost              Value
                                                     --------------   --------------   --------------    --------------
                                                                                  (1,000's)
                                                     ------------------------------------------------------------------
         Due in one year or less                     $       14,882   $       14,850   $        3,746    $        3,744
         Due after one year through five years               26,688           26,565           15,245            14,823
         Due after five years through ten years              15,837           15,658           23,416            22,213
         Due after ten years                                      0                0            2,991             2,991
                                                     --------------   --------------   --------------    --------------
                                                     $       57,407   $       57,073   $       45,398    $       43,771
                                                     ==============   ==============   ==============    ==============

                 COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Note 2.  Securities

         Securities held to maturity are summarized as follows:

                                                                            December 31, 2000
                                                      ---------------------------------------------------------------
                                                                           Gross          Gross         Approximate
                                                         Amortized       Unrealized     Unrealized         Market
                                                           Cost            Gains          Losses           Value
                                                      --------------    ------------   -------------   --------------
                                                                                  (1,000's)
                                                      ---------------------------------------------------------------

         State and municipal obligations              $          909    $          8   $           0   $          917
                                                      ==============    ============   =============   ==============

                                                                            December 31, 1999
                                                      ---------------------------------------------------------------
                                                                           Gross          Gross         Approximate
                                                         Amortized       Unrealized     Unrealized         Market
                                                           Cost            Gains          Losses           Value
                                                      --------------    ------------   -------------   --------------
                                                                                  (1,000's)
                                                      ---------------------------------------------------------------

         U.S. government and agency securities        $       14,198    $          1   $         185   $       14,014
         State and municipal obligations                       4,209              35               9            4,235
                                                      --------------    ------------   -------------   --------------

                                                      $       18,407    $         36   $         194   $       18,249
                                                      ==============    ============   =============   ==============

         The amortized cost and approximate market value of securities held to maturity, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities from call and prepayment options.

                                                                               December 31,
                                                     ------------------------------------------------------------------
                                                                  2000                               1999
                                                     -------------------------------   --------------------------------
                                                                        Approximate                       Approximate
                                                        Amortized         Market         Amortized           Market
                                                          Cost            Value            Cost              Value
                                                     --------------   --------------   --------------    --------------
                                                                                  (1,000's)
                                                     ------------------------------------------------------------------

         Due in one year or less                     $          200   $          200   $        4,039    $        4,017
         Due after one year through five years                  571              573           13,296            13,156
         Due after five years through ten years                 138              144            1,072             1,076
         Due after ten years                                      0                0                0                 0
                                                     --------------   --------------   --------------    --------------

                                                     $          909   $          917   $       18,407    $       18,249
                                                     ==============   ==============   ==============    ==============

         -----------------------------------------------------------------------
         Securities with a carrying amount of $30,282,000 and $26,895,000 at December 31, 2000 and 1999 were pledged to secure public deposits, repurchase agreements, and for other purposes as required or permitted by law. During 2000, held-to-maturity securities, other than local municipal securities, were transferred to available-for-sale securities.

                 COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Note 2.  Securities

         Proceeds from sales of securities, gross gains and gross losses from such sales were as follows:

                                                                                           Year Ended December 31,
                                                                                       ------------------------------
                                                                                            2000            1999
                                                                                       -------------    -------------
                                                                                                  (1,000's)
                                                                                       ------------------------------
         Proceeds from sales                                                           $         421    $       1,457
                                                                                       =============    =============

         Gross gains                                                                   $           1    $           1
         Gross losses                                                                              0                9
                                                                                       -------------    -------------
            Net gain (loss)                                                            $           1              ($8)
                                                                                       =============     ============


      Note 3.  Mortgage-Backed and Related Securities

         Mortgage-backed and related securities available for sale are summarized as follows:

                                                                            December 31, 2000
                                                     ----------------------------------------------------------------
                                                                          Gross           Gross         Approximate
                                                        Amortized       Unrealized      Unrealized         Market
                                                          Cost            Gains           Losses           Value
                                                     --------------   --------------   -------------   --------------
                                                                                 (1,000's)
                                                     ----------------------------------------------------------------
         GNMA certificates                           $          940   $           36   $           0   $          976
         GNMA collateralized
            mortgage obligations                                687                4               0              691
         FNMA certificates                                       94                0               1               93
         FNMA collateralized mortgage obligations             1,466                0              33            1,433
         FHLMC certificates                                   2,442               10              41            2,411
         FHLMC collateralized
            mortgage obligations                              5,407               20             122            5,305
                                                     --------------   --------------   -------------   --------------

                                                     $       11,036   $           70   $         197   $       10,909
                                                     ==============   ==============   =============   ==============

                                                                            December 31, 1999
                                                     ----------------------------------------------------------------
                                                                          Gross           Gross         Approximate
                                                        Amortized       Unrealized      Unrealized         Market
                                                          Cost            Gains           Losses           Value
                                                     --------------   --------------   -------------   --------------
                                                                                 (1,000's)
                                                     ----------------------------------------------------------------
         GNMA certificates                           $       22,241   $           28   $       1,209   $       21,060
         GNMA collateralized
            mortgage obligations                                135                2               0              137
         FNMA certificates                                      442                0               9              433
         FNMA collateralized mortgage obligations             2,696                0              80            2,616
         FHLMC certificates                                   2,720               12             105            2,627
         FHLMC collateralized
            mortgage obligations                              7,933                0             465            7,468
                                                     --------------   --------------   -------------   --------------

                                                     $       36,167   $           42   $       1,868   $       34,341
                                                     ==============   ==============   =============   ==============

                 COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Note 3.  Mortgage-Backed and Related Securities

         Mortgage-backed and related securities held to maturity are summarized as follows:

                                                                            December 31, 1999
                                                     ----------------------------------------------------------------
                                                                          Gross           Gross         Approximate
                                                        Amortized       Unrealized      Unrealized         Market
                                                          Cost            Gains           Losses           Value
                                                     --------------   --------------   -------------   --------------
                                                                                 (1,000's)
                                                     ----------------------------------------------------------------
         GNMA certificates                           $          275   $           13   $           0   $          288
         FHLMC certificates                                      63                1               0               64
                                                     --------------    -------------    ------------    -------------

                                                     $          338    $          14    $          0    $         352
                                                     ==============    =============    ============    =============

         Mortgage-backed and related securities with a carrying amount of $7,888,000 and $27,277,000 at December 31, 2000 and 1999,
         respectively, were pledged to secure public deposits, repurchase agreements and for other purposes as required or permitted by law. During 2000, all held-to-maturity mortgage-backed securities were transferred to available-for-sale securities.

         The weighted average interest rate on mortgage-backed and related securities is 6.32% and 6.48% at December 31, 2000 and 1999, respectively.

- --------------------------------------------------------------------------------
         Proceeds from sales of mortgage-backed and related securities, gross gains and gross losses from such sales were as follows:

                                                                                            Year Ended December 31,
                                                                                        -----------------------------
                                                                                            2000            1999
                                                                                        ------------   --------------
                                                                                                 (1,000's)
                                                                                        -----------------------------
         Proceeds from sales                                                            $     19,097   $        2,770
                                                                                        ============   ==============

         Gross gains                                                                    $          0   $           12
         Gross losses                                                                            321               23
                                                                                        ------------   --------------

         Net loss                                                                              ($321)            ($11)
                                                                                        ============   ==============

                 COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Note 4.  Loans Receivable

         Loans receivable consisted of the following:

                                                                                                December 31,
                                                                                       ------------------------------
                                                                                           2000             1999
                                                                                       -------------   --------------
                                                                                                 (1,000's)
                                                                                       ------------------------------
         Real estate loans:
            Single-family residential                                                  $      74,200   $       74,299
            Construction                                                                       3,110            5,752
            Multi-family residential and commercial                                           16,481           16,526
            Agricultural                                                                      11,637           11,441
            Commercial                                                                        14,994           15,376

         Other loans:
            Agricultural                                                                      10,983            8,965
            Commercial                                                                         8,311            5,740
            Automobile                                                                        26,054           34,355
            Credit card                                                                        1,797            1,831
            Mobile home                                                                          918            1,207
            Educational                                                                            4                5
            Deposit accounts                                                                   1,019            1,231
            Home improvement                                                                     285              254
            Other                                                                              4,248            4,065
                                                                                       -------------   --------------
                                                                                             174,041          181,047
         Less:
            Allowance for losses                                                               2,499            1,580
                                                                                       -------------   --------------

                                                                                       $     171,542   $      179,467
                                                                                       =============   ==============

         Certain consumer loans are shown net of add on interest at December 31, 2000 and 1999. The add on interest amounted to $60,000 and $136,000, respectively.

         Changes in allowance for loan losses are as follows:

                                                                                                December 31,
                                                                                       ------------------------------
                                                                                           2000             1999
                                                                                       -------------   --------------
                                                                                                 (1,000's)
                                                                                       ------------------------------
         Balance at January 1                                                          $       1,580   $        1,979

            Provision for loan losses                                                          3,438              707
            Recoveries                                                                           461              372
            Loans charged off                                                                 (2,980)          (1,478)
                                                                                        ------------    -------------

         Balance at December 31                                                        $       2,499   $        1,580
                                                                                       =============   ==============

      --------------------------------------------------------------------------
      The subsidiary banks sell loans on a per loan basis and do not retain servicing. Loans sold amounted to $1,246,000 at December 31, 2000.

                 COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Note 4.  Loans Receivable

         Impaired loans as of December 31, 2000 and 1999 are summarized as follows (amounts in thousands):

                                                                                            2000            1999
                                                                                       -------------   --------------

         Impaired loans with a valuation reserve                                       $       1,403   $          796
         Impaired loans with no valuation reserve                                                 57                0
                                                                                       -------------   --------------
            Total impaired loans                                                       $       1,460   $          796
                                                                                       =============   ==============

         Valuation reserve on impaired loans                                           $         290   $          150

         Average impaired loans, net of valuation reserves, were $1,249,000 and $1,393,000 for the respective years ended December 31, 2000 and 1999. Cash basis income recognized on these loans during each of the years was immaterial.

         Weighted average interest rate on loans consisted of the following:

                                                                                                  December 31,
                                                                                        -----------------------------
                                                                                             2000            1999
                                                                                        -------------    ------------

         Mortgage loans                                                                         8.40%           8.68%
         Other loans                                                                            9.35%           9.10%
            Total loans                                                                         8.94%           8.83%

      Note 5.  Accrued Interest Receivable

         Accrued interest receivable consisted of the following:

                                                                                                  December 31,
                                                                                        -----------------------------
                                                                                             2000            1999
                                                                                        ------------     ------------
                                                                                                   (1,000's)
                                                                                        -----------------------------
         Loans                                                                          $      1,852     $      1,706
         Mortgage-backed and related securities                                                   77              222
         Securities                                                                              925              937
                                                                                        ------------     ------------

                                                                                        $      2,854     $      2,865
                                                                                        ============     ============

      Note 6.  Premises and Equipment

         Premises and equipment are summarized by major classifications as presented below:

                                                                                                 December 31,
                                                                                        -----------------------------
                                                                                            2000            1999
                                                                                        ------------    -------------
                                                                                                  (1,000's)
                                                                                        -----------------------------

         Land                                                                           $      1,329    $       1,317
         Building                                                                              6,283            6,362
         Furniture and equipment                                                               4,304            4,274
                                                                                        ------------    -------------
                                                                                              11,916           11,953
         Accumulated depreciation                                                             (4,767)          (4,252)
                                                                                        ------------    -------------

                                                                                        $      7,149    $       7,701
                                                                                        ============    =============


        Depreciation included in the consolidated statements of income amounted to $732,000 and $735,000 for the years ended December 31, 2000 and 1999, respectively.

                 COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Note 7.  Deposit Analysis

         Deposits and weighted average interest rates are summarized as follows (amounts in thousands):


                                                                                      December 31,
                                                              -----------------------------------------------------------
                                                                          2000                           1999
                                                              ----------------------------   ----------------------------
                                                                                 Weighted                      Weighted
                                                                                 Average                        Average
                                                                 Amount            Rate         Amount           Rate
                                                              -------------   ------------   -------------   ------------

         Demand deposits, non-interest bearing                $      17,820          0.00%   $      14,398          0.00%
         Demand deposits, interest bearing                           26,516          2.66%          27,727          2.51%
         Passbook                                                    23,938          2.88%          26,229          2.92%
         Money market                                                24,123          4.86%          20,472          3.57%
         Certificates                                               140,388          6.14%         136,344          5.45%
                                                              -------------                  -------------

                                                              $     232,785          4.79%   $     225,170          4.27%
                                                              =============                  =============

         Certificates had the following remaining maturities (amounts in thousands):

                                                                             December 31, 2000
                                               ----------------------------------------------------------------------------
                                                                                   Two
                                                  Less Than     One to Two       to Three      After Three
           Rate                                   One Year        Years           Years          Years           Totals
           ----                                -------------  --------------    ----------   ---------------  ------------

       2 - 3.99%                               $           6  $            0    $        0   $         3,162  $      3,168
       4 - 5.99%                                      34,247           5,590         3,544            14,270        57,651
       6 - 7.99%                                      59,166          14,676         5,727                 0        79,569
       8 - 9.99%                                           0               0             0                 0             0
                                               -------------  --------------    ----------   ---------------  ------------

                                               $      93,419  $       20,266    $    9,271   $        17,432  $    140,388
                                               =============  ==============    ==========   ===============  ============


                                                                             December 31, 1999
                                               ---------------------------------------------------------------------------
                                                                                   Two
                                                 Less Than      One to Two       to Three     After Three
           Rate                                   One Year         Years          Years          Years           Totals
           ----                                 -------------   ------------    ----------   ---------------  ------------

       2 - 3.99%                               $         109  $            0    $        0   $             5  $        114
       4 - 5.99%                                      80,412          20,335         4,709             6,894       112,350
       6 - 7.99%                                      12,943           4,299         3,537             1,881        22,660
       8 - 9.99%                                       1,220               0             0                 0         1,220
                                               -------------  --------------    ----------   ---------------  ------------

                                               $      94,684  $       24,634    $    8,246   $         8,780  $    136,344
                                               =============  ==============    ==========   ===============  ============

                 COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Note 7.  Deposit Analysis

         Interest expense on deposits is summarized as follows:

                                                                                                 Year Ended December 31,
                                                                                              ----------------------------
                                                                                                  2000            1999
                                                                                              ------------    ------------
                                                                                                        (1,000's)
                                                                                              ----------------------------
         Passbook                                                                             $        862    $        904
         Demand deposits                                                                               762             712
         Money market                                                                                  921             721
         Certificates                                                                                8,062           7,108
         Penalties on early withdrawals                                                                (44)            (22)
                                                                                              ------------    ------------

                                                                                              $     10,563    $      9,423
                                                                                              ============    ============

         At December 31, 2000 and 1999, the Bank had $38,040,000 and $36,294,000, respectively, of deposit accounts with balances in excess of $100,000. The Bank did not have brokered deposits at December 31, 2000 and 1999. Deposits in excess of $100,000 are not federally insured.

         The Bank has pledged mortgage-backed and related securities, when required by depositors, for deposits of $100,000 or more. Deposits which had securities pledged amounted to $12,318,000 and $15,603,000 at December 31, 2000 and 1999, respectively.

      Note 8.  Other Borrowed Funds

         Long-term advances from the FHLB consisted of a fixed rate one-time callable note with the initial call at five years. Short-term advances consisted of a $1,000,000 fixed rate nine-month advance. The FHLB advances were secured by certain mortgage loans and securities. FHLB advances require monthly interest payments. Interest expense for FHLB advances amounted to $1,636,000 and $2,506,000 for the respective years ended December 31, 2000 and 1999, respectively. The advances at December 31, 2000 consisted of the following (amounts in thousands):

                    Issue                        Maturity
                    Date                           Date                         Amount          Rate
                    ----                        ----------                   -------------     ------

            Long Term
              January 16, 1998               January 16, 2008                        5,000     5.300%
            Short Term
              May 22, 2000                   February 22, 2001                       1,000     7.130%
                                                                             -------------

                                                                             $       6,000
                                                                             =============

         Scheduled principal reduction of long-term advances at December 31, 2000 is as follows: 2001 - $1,000; 2008 - $5,000.

                 COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Note 8.  Other Borrowed Funds

    The advances at December 31, 1999 consisted of the following (amounts in thousands):

                    Issue                       Maturity
                    Date                          Date                           Amount         Rate
                    ----                       ----------                    -------------     ------
            Long Term
              June 17, 1997                  June 18, 2002                   $       5,000     5.710%
              August 6, 1997                 August 8, 2002                         15,000     5.400%
              January 16, 1998               January 16, 2008                        5,000     5.300%
                                                                             -------------
                                                                                    25,000
                                                                             -------------
            Short Term
              December 12, 1999              June 13, 2000                          12,000     5.970%
              October 6, 1999                October 6, 2000                           900     5.615%
              November 22, 1999              May 22, 2000                            1,000     5.830%
                                                                             -------------
                                                                                    13,900
                                                                             -------------

            Open Line of Credit                                                      3,100     4.740%
                                                                             -------------

                                                                             $      42,000
                                                                             =============

- --------------------------------------------------------------------------------
Scheduled principal reduction of long-term advances at December 31, 1999 is as follows: 2000 - $0; 2001 - $0; 2002 - $20,000,000; 2003 - $0;
         2004 - $0; and $5,000,000 thereafter.

The subsidiary banks have established lines of credit at other financial institutions. As of December 31, 2000 and 1999 there were no outstanding balances. Interest expense amounted to $27,000 and $68,000 for the respective years ended December 31, 2000 and 1999.

                                                                        FHLB Advances
                                                                ----------------------------
                                                                  Open Line         Term          Lines
                      2000                                        of Credit         Notes       of Credit
   --------------------------------------------                 ------------   -------------   -----------

   Balance at December 31                                       $          0   $       6,000 $           0
   Average amount outstanding during the year                         12,225          13,952           396
   Maximum amount outstanding at any month end                        20,730          38,000         1,773
   Weighted average interest rate:
     During the year                                                   6.66%           5.89%         6.76%
     End of year                                                       0.00%           5.61%         0.00%

                                                                        FHLB Advances
                                                                ----------------------------
                                                                  Open Line         Term          Lines
                      1999                                        of Credit         Notes       of Credit
   --------------------------------------------                 ------------   -------------   -----------

      Balance at December 31                                    $      3,100          38,900             0
      Average amount outstanding during the year                       2,335          43,223         1,432
      Maximum amount outstanding at any month end                      8,415          44,100         7,700
      Weighted average interest rate:
         During the year                                               5.67%           5.49%          4.76%
         End of year                                                   4.74%           5.61%          0.00%

                 COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.  Repurchase Agreements

The subsidiary banks have entered into repurchase agreements with customers at various interest rates with maturities of six months or less. Interest expense amounted to $310,000 and $299,000 for the years ended December 31, 2000 and 1999, respectively. These agreements are not insured by FDIC.

    A summary of repurchase agreements and rates at December 31, 2000 and 1999 are as follows:

                                                                                             2000          1999
                                                                                          -----------   -----------
                                                                                                   (1,000's)
                                                                                          -------------------------

      Balance at December 31                                                              $     2,766   $     6,891
      Average amount outstanding during the year                                                5,014         6,248
      Maximum amount outstanding at any month end                                               7,322         8,635
      Weighted average interest rate:
         During the year                                                                        6.18%         4.75%
         End of year                                                                            6.27%         5.54%

Note 10.  Stockholders' Equity

   Regulatory Restrictions and Capital Requirements

      The principal source of income and funds for the Company are dividends from its subsidiaries. During 2001, the amount of dividends the subsidiaries can pay to the Company without prior approval of regulatory agencies is limited to their 2001 eligible net profits, as defined, and the adjusted retained 2000 and 1999 net income of the subsidiaries. As a practical matter, the banks may restrict dividends to a lesser amount because of the need to maintain adequate capital structures.

      The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by the regulatory banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and probable additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of their respective assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company and its banking subsidiaries' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier capital (as defined) to average assets (as defined). Management believes the Company and its subsidiaries meet all capital adequacy requirements to which they are subject. As of the most recent notification from the regulators, the Company and subsidiary banks were categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank's category.

                 COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Note 10.  Stockholders' Equity

      The actual and minimum required capital amounts and ratios as mandated by the Federal Reserve Board at December 31, 2000, were as follows:

                                                                                                           Minimum
                                                                                                          To be Well
                                                                                  Minimum              Capitalized Under
                                                                                  Capital              Prompt Corrective
                                                           Actual               Requirements           Action Provision
                                                  ----------------------   ----------------------   ----------------------
      Risk-Based Capital to Risk-Weighted assets

      Community Financial Corp.                   $   32,923      19.85%   $   13,272       8.00%   $   16,590      10.00%
      Community Bank and Trust, N.A.                  21,175      18.46%        9,175       8.00%       11,468      10.00%
      American Bank of Illinois                        2,669      12.00%        1,782       8.00%        2,228      10.00%
      The Egyptian State Bank                          3,730      19.12%        1,560       8.00%        1,951      10.00%
      MidAmerica Bank of St. Clair County              3,124      19.26%        1,298       8.00%        1,622      10.00%

      Tier 1 Capital to Risk-Weighted assets

      Community Financial Corp.                   $   30,844      18.59%   $    6,636       4.00%   $    9,954       6.00%
      Community Bank and Trust, N.A.                  19,740      17.21%        4,587       4.00%        6,881       6.00%
      American Bank of Illinois                        2,394      10.70%          891       4.00%        1,337       6.00%
      The Egyptian State Bank                          3,487      17.88%          780       4.00%        1,170       6.00%
      MidAmerica Bank of St. Clair County              2,920      18.00%          649       4.00%          973       6.00%

      Tier 1 Capital to Average assets

      Community Financial Corp.                       30,844      10.31%       11,964       4.00%       14,955       5.00%
      Community Bank and Trust, N.A.                  19,740      10.49%        7,528       4.00%        9,410       5.00%
      American Bank of Illinois                        2,394       7.60%        1,256       4.00%        1,571       5.00%
      The Egyptian State Bank                          3,487       9.27%        1,505       4.00%        1,882       5.00%
      MidAmerica Bank of St. Clair County              2,920      10.30%        1,134       4.00%        1,418       5.00%

      The actual and minimum required capital amounts and ratios as mandated by the Federal Reserve Board at December 31, 1999, were as follows:

                                                                                                           Minimum
                                                                                                          To be Well
                                                                                  Minimum              Capitalized Under
                                                                                  Capital              Prompt Corrective
                                                           Actual               Requirements           Action Provision
                                                  ----------------------   ----------------------   ----------------------
      Risk-Based Capital to Risk-Weighted assets

      Community Financial Corp.                   $   33,111      18.99%   $   13,950       8.00%   $   17,437      10.00%
      Community Bank and Trust, N.A.                  21,370      17.14%        9,973       8.00%       12,467      10.00%
      American Bank of Illinois                        2,218      10.82%        1,641       8.00%        2,051      10.00%
      The Egyptian State Bank                          2,027      13.45%        1,206       8.00%        1,507      10.00%
      Saline County State Bank                         1,398      10.77%        1,039       8.00%        1,299      10.00%
      MidAmerica Bank of St. Clair County              3,299      18.63%        1,417       8.00%        1,771      10.00%

                 COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.  Stockholders' Equity



      Tier 1 Capital to Risk-Weighted assets

      Community Financial Corp.                   $   31,531      18.08%   $    6,975       4.00%   $   10,462       6.00%
      Community Bank and Trust, N.A.                  20,270      16.26%        4,987       4.00%        7,480       6.00%
      American Bank of Illinois                        2,104      10.26%          820       4.00%        1,230       6.00%
      The Egyptian State Bank                          1,945      12.90%          603       4.00%          904       6.00%
      Saline County State Bank                         1,308      10.07%          519       4.00%          779       6.00%
      MidAmerica Bank of St. Clair County              3,105      17.53%          708       4.00%        1,062       6.00%

      Tier 1 Capital to Average assets

      Community Financial Corp.                       31,531      10.06%       12,542       4.00%       15,677       5.00%
      Community Bank and Trust, N.A.                  20,270       9.60%        8,444       4.00%       10,555       5.00%
      American Bank of Illinois                        2,104       6.90%        1,220       4.00%        1,525       5.00%
      The Egyptian State Bank                          1,945       8.34%          933       4.00%        1,166       5.00%
      Saline County State Bank                         1,308       8.15%          642       4.00%          802       5.00%
      MidAmerica Bank of St. Clair County              3,105      13.18%          943       4.00%        1,178       5.00%

         At the time of the conversion of Community Bank & Trust, N.A. to a stock organization, a special liquidation account was established for the benefit of eligible account holders and the supplemental eligible account holders in an amount equal to the net worth of the Bank. The special liquidation account, $13,950,000, will be maintained for the benefit of eligible account holders and the supplemental eligible account holders who continue to maintain their accounts in the Bank after the conversion in June of 1995. In the event of a complete liquidation, each eligible and the supplemental eligible account holders will be entitled to receive a liquidation distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. Community Bank & Trust, N.A. may not declare or pay cash dividends on or repurchase any of its common stock if stockholders' equity would be reduced below applicable regulatory capital requirements or below the special liquidation account.

    Treasury Stock

         During 2000, the Company transferred 64,059 ESOP shares to treasury stock. These were the remaining shares when the ESOP was terminated.

         During 1999, the Company authorized purchasing up to 50,000 shares of the outstanding shares of stock. The Company purchased 28,967 shares for $292,000 with an average cost per share of $10.09. The Company transferred 2,116 shares of unallocated stock held by the MRP trust to treasury stock.

                 COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Note 11.  Non-Interest Income and Expense

      Non-interest income and expense is summarized as follows:

                                                                                                       Year Ended
                                                                                               -------------------------
                                                                                                      December 31,
                                                                                               -------------------------
                                                                                                   2000          1999
                                                                                               -----------    ----------
                                                                                                       (1,000's)
                                                                                               -------------------------
      Non-interest income
         Service fees                                                                          $     1,642    $    1,777
         Insurance and annuity commissions                                                             349           328
         Net loss on sale of securities and
            mortgage-backed securities                                                                (320)          (19)
         Net gain on sale of assets                                                                     45            11
      Other                                                                                            250           192
                                                                                               -----------    ----------

                                                                                               $     1,966    $    2,289
                                                                                               ===========    ==========
      Non-interest expense
         Salaries and employee benefits                                                        $     4,423    $    4,414
         Occupancy expense                                                                             711           642
      Equipment and furnishing expense                                                                 643           724
      Data processing expense                                                                          602           609
      Professional fees                                                                                891           332
      Processing fees                                                                                  170           358
      Director/Employee expense                                                                        276           257
      Advertising                                                                                      159           174
      Postage                                                                                          180           182
      Supplies                                                                                         215           273
      Miscellaneous loan expenses                                                                      435           324
      Federal insurance premium                                                                        189           171
      Amortization of intangibles                                                                      407           399
      Other                                                                                            551           463
                                                                                               -----------    ----------

                                                                                               $     9,852    $    9,322
                                                                                               ===========    ==========

Note 12.  Income Tax
   The components of the provision for income taxes are summarized as follows:

                                                                                                Year Ended December 31,
                                                                                               -------------------------
                                                                                                   2000          1999
                                                                                               -----------    ----------
                                                                                                       (1,000's)
                                                                                               -------------------------
     Currently payable: Federal                                                                      ($333)   $      592
                         State                                                                           0             0
      Deferred: Federal                                                                               (196)          (69)
                 State                                                                                   0             0
                                                                                                ----------    ----------

                                                                                                     ($529)   $      523
                                                                                                ==========    ==========

                 COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.  Income Tax

   Income tax expense for the years ended December 31, 2000 and 1999 has been provided at an effective rate of approximately 26.38% and 31.64%, respectively. An analysis of such expense for the two years setting forth the reasons for the variations from the federal statutory rates is as follows:

                                                                                                Year Ended December 31,
                                                                                               -------------------------
                                                                                                  2000          1999
                                                                                               -----------    ----------
                                                                                                       (1,000's)
                                                                                               -------------------------
      Computed tax at statutory rates                                                                ($634)  $       562
      Increase (decrease) in tax expense resulting from:
         Other                                                                                         139             0
         Tax exempt income - net                                                                       (51)          (58)
         Other                                                                                          17            19
                                                                                               -----------   -----------

      Income tax expense (benefit)                                                                   ($529)  $       523
                                                                                               ===========   ===========

   The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows:

                                                                                                      December 31,
                                                                                               -------------------------
                                                                                                   2000          1999
                                                                                               -----------    ----------
                                                                                                       (1,000's)
                                                                                               -------------------------
      Deferred tax assets:
         Allowance for unrealized losses on securities available for sale                      $       158         1,180
         Allowance for loan losses                                                                     681           446
         Premises and equipment                                                                          6             0
         Acquisition adjustments                                                                         0            54
         Other                                                                                           8             6
                                                                                               -----------   -----------
                                                                                                       853         1,686
                                                                                               -----------   -----------
      Deferred tax liabilities:
         Recapture of bad debt reserves                                                                  0            90
         Federal Home Loan Bank stock                                                                   79            29
         Premises and equipment                                                                          0            17
         Cash conversion                                                                                64            20
         Other                                                                                          12            12
                                                                                               -----------   -----------
                                                                                                       155           168
                                                                                               -----------   -----------
         Net deferred tax asset                                                                $       698   $     1,518
                                                                                               ===========   ===========

   During the current year, the Company entered into letters of intent to sell certain subsidiary banks. As part of this process, the potential acquirers required the Company to amend its prior tax returns for the amortization of intangibles. The Company paid $401,000 in taxes on these amended returns. The Company considers this as part of the anticipated sale of these subsidiary banks and not an expense.

   In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryback years, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over the periods which the deferred tax assets are deductible, at December 31, 2000 and 1999, management believes it is more likely than not that the Bank will realize the benefits of these deductible differences. The Company has a capital loss carryover, as of December 31, 2000, which amounts to $329,000 and will start to expire in 2006. No deferred taxes have been recorded for this carryover.

                 COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.  Commitments and Contingencies

   In the ordinary course of business, the Banks have various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. In addition, from time to time, the Banks are defendants in various matters of litigation generally incidental to their business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial position, liquidity, and operating results of the Banks.

   The subsidiary banks had outstanding firm commitments to originate loans as follows:

                                                                                     December 31,
                                                                             --------------------------
                                                                                 2000           1999
                                                                             -----------    -----------
                                                                                      (1,000's)
                                                                             --------------------------

      Real estate                                                            $       242    $       605
      Credit card loans                                                            7,509          7,332
                                                                             -----------    -----------

      Commitments to originate loans                                         $     7,751    $     7,937
                                                                             ===========    ===========

      Unused lines of credit                                                 $     9,400    $     7,947
                                                                             ===========    ===========

   Interest rates on the above commitments ranged from 7.00% to 16.90% and 6.75% to 16.90% at December 31, 2000 and 1999, respectively. There were no outstanding commitments to purchase or sell securities at December 31, 2000 and 1999, respectively.

   The subsidiary banks are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

   The subsidiary banks exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments. The same credit policies are used in making commitments and conditional obligations as for on-balance-sheet instruments.

   Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary upon extension of credit, varies and is based on management's credit evaluation of the counterparty.

   Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. Generally, signed notes are required to be executed when a letter of credit is exercised.

                 COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.  Related Parties

   The Banks have entered into transactions with its directors, key management and their affiliates (Related Parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. A summary of loans to such related parties is as follows:

                                                                                     December 31,
                                                                              -------------------------
                                                                                 2000           1999
                                                                              ----------     ----------
                                                                                      (1,000's)
                                                                              -------------------------

      Balance, December 31                                                    $    1,409     $    1,712
      New loans                                                                      567            503
      Repayments                                                                    (724)          (806)
                                                                              ----------     ----------

      Balance, December 31                                                    $    1,252     $    1,409
                                                                              ==========     ==========

Note 15.  Carrying Amounts and Fair Value of Financial Instruments

   Carrying amounts and estimated fair values for financial instruments at December 31:

                                                                          2000                           1999
                                                               -------------------------       --------------------------
                                                                Carrying       Estimated        Carrying        Estimated
                                                                 Amount       Fair Value         Amount        Fair Value
                                                                ---------     ----------       ---------       ----------
                                                                         (1,000's)                      (1,000's)
                                                               -------------------------       --------------------------
Financial Assets
Cash and cash equivalents                                       $  20,443     $   20,443       $  15,655       $   15,655
Securities                                                         57,982         57,990          62,178           62,020
Mortgage-backed and related securities                             10,909         10,909          34,679           34,693
Loans receivable                                                  171,542        169,583         179,467          179,307
Accrued interest receivable                                         2,854          2,854           2,865            2,865

Financial Liabilities
Deposits                                                          232,785        228,039         225,170          216,403
FHLB advances                                                       6,000          5,613          42,000           40,599
Repurchase agreements                                               2,766          2,747           6,891            6,714
Accrued interest payable                                              499            499             484              484
Advances for taxes and insurance                                       30             30              25               25

Off-Balance-Sheet Financial Instruments
 Commitments to extend credit                                                      7,751                           7,937
 Unused lines of credit                                                            9,400                           7,947


   The fair value of cash and interest bearing deposits, including federal funds sold, are considered short term investments and carrying value was considered to be a reasonable estimate of fair value.

                 COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.  Carrying Amounts and Fair Value of Financial Instruments

   The fair value of securities and mortgage-backed securities is based on quoted market prices or dealer quotes. The fair value of these financial instruments represent the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

   Fair values are estimated for loans with similar financial characteristics. These loans are segregated by type of loan and each loan category is further segmented into fixed and adjustable rate categories. The fair values of performing loans for all portfolios, except residential mortgage loans, are calculated by discounting scheduled cash flows through estimated maturity dates. Expected cash flows are discounted using estimated market yields that reflect the credit and interest rate risks inherent in each category of loans. Estimated market yields also reflect a component for the estimated cost of servicing the portfolio. For performing residential mortgage loans, fair values are estimated by coupon rates, maturities, prepayment assumptions and credit risk, and comparing the values to prevailing market rates. It is not considered practicable to calculate a fair value for nonperforming loans less than $1,000,000. Accordingly, they are included in fair value disclosures at net cost.

   The fair value for Federal Home Loan Bank advances was based upon the discounted value of the cash flows. The discount rates utilized were based on rates currently available with similar terms and maturities.

   The fair value of repurchase agreements and other borrowings are considered short term liabilities and the carrying value was considered to be a reasonable estimate of fair value.

   The fair value of noninterest bearing deposits, savings and NOW accounts, and money market accounts is the amount payable on demand at December 31, 2000 and 1999. The fair value of fixed-maturity certificates of deposit is estimated based on the discounted value of contractual cash flows using the rates currently offered for deposits of similar remaining maturities. The fair value estimates above do not include the benefit that results from the low-cost funding provided by deposit liabilities compared to the cost of borrowing funds in the market. This value, which includes such cost assumptions related to interest rates, deposit run-off, maintenance costs and float opportunity costs, is presented on a discounted cash flow basis. The value related to the recorded cost of acquired deposits is also included therein.

   The foregoing fair value estimates are made at a specific point in time, based on pertinent market data and relevant information on the financial instrument. These estimates do not include any premium or discount that could result from an offer to sell, at one time, an entire holding of a particular financial instrument or category thereof. Since no market exists for a substantial portion of the financial instruments, fair value estimates were necessarily based on judgements with respect to future expected loss experience, current economic conditions, risk assessments of various financial instruments involving a myriad of individual borrowers, and other factors. Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matters of significant judgement that must be applied, these fair value estimations cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates.

   Since these fair value approximations were made solely for on and off-balance sheet financial instruments, no attempt was made to estimate the value of anticipated future business and the value of nonfinancial statement assets and liabilities. Other important elements which are not deemed to be financial assets or liabilities include the value of the retail branch delivery system, its existing core deposit base, premises and equipment and goodwill. Further, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into any of the estimates.

                 COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.  Employee Stock Ownership Plan (ESOP)

   In June 1995, the Company established an Employee Stock Ownership Plan (the ESOP) in connection with the stock conversion in which employees meeting age and service requirements are eligible to participate. A participant is 100% vested after three years of credited service. The ESOP borrowed $2,116,000 from the Company and purchased 211,600 shares of common stock of the Company at the date of the conversion. This debt carries an interest rate at prime, as stated in the Wall Street Journal on January 1, and requires annual principal and interest payments. The Company has committed to make annual contributions to the ESOP necessary to repay the loan including interest.

   As the debt is repaid, ESOP shares which were initially pledged as collateral for its debt, are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. As shares are determined to be ratably released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of stockholders' equity and dividends on unallocated ESOP shares are used to release additional shares. The trustees of the plan may direct payments of cash dividends be paid to the participants or to be credited to participant accounts and invested. The Company terminated the plan in 2000. Unallocated shares were transferred to treasury stock as of the end of the year. The termination increased expenses in the current year. Compensation expense for the ESOP was $343,000 and $208,000 for December 31, 2000 and 1999. The ESOP shares were as follows:

                                                                                 2000            1999
                                                                            -------------   ------------

            Allocated shares                                                      145,359        100,435
            Shares ratably released for allocation                                      0         21,160
            Transferred to treasury stock                                          64,059              0
            Unallocated shares                                                      2,182         90,005
                                                                            -------------   ------------

            Total ESOP shares                                                     211,600        211,600
                                                                            =============   ============

            Fair value of unreleased shares at December 31                  $      24,684   $    844,000
                                                                            =============   ============

                 COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17.  Management Recognition Plans

   The Company adopted a Management Recognition Plan (the MRP) on January 12, 1996 in connection with the stock conversion. The plan provides for the granting of shares of stock to eligible directors and officers, which vest over a five-year period at the rate of 20% per year, unless disabled or retired, then the shares immediately vest. Under the plan, 105,800 shares of stock were granted. During 1996, the Company purchased shares to fund the MRP plan on the open market. The cost of these shares amounted to $1,403,000 or at an average cost of $13.26 per share. The plan provides for additional shares to be granted for new members of the Board of Directors. During 1998, the Company purchased additional 6,348 shares for new board members at a cost of $16.63 per share. In addition to the MRP plan, the Company approved the tax bonus plan for the recipients of the MRP shares in the amount of 40% of the MRP amount. This plan was fully vested in 2000.

   Compensation expense for the Management Recognition Plan was as follows:

                                                                                                    December 31,
                                                                                              -----------------------
                                                                                                 2000         1999
                                                                                              ----------   ----------
                                                                                                     (1,000's)
                                                                                              -----------------------

      MRP vesting                                                                             $      230   $      253
      MRP tax bonus                                                                                   80           82
      Retirement MRP vesting                                                                           0           51
      Retirement MRP tax bonus                                                                         0           14
                                                                                              ----------   ----------

                                                                                              $      310   $      400
                                                                                              ==========   ==========

Note 18.  Stock Appreciation Rights

   The Company, at its sole discretion, may from time to time grant stock appreciation rights (SARs) to employees either in conjunction with, or independently of, any options granted. The exercise price as to any SARs shall not be less than the market value of the shares at the time of the grant. No SARs had been granted.

Note 19.  Stock Option and Incentive Plan

   Also on January 12, 1996, the stockholders of the Company approved a fixed stock option and incentive plan. The option plan provides for the granting of stock options and stock appreciation rights to certain employees and directors and has a term of ten years from the effective date of the plan after which no awards may be granted. The plan reserved 264,506 authorized, but uninsured shares (or treasury shares) of common stock for issuance upon the future exercise of options or stock appreciation rights. At the effective date of the plan, certain executive officers and directors received a grant to purchase up to 264,506 shares of common stock at an exercise price per share equal to its fair market value on that date. The plan provides for additional stock options to be granted for new members to the Board of Directors. The additional stock options are granted at a rate of two percent for each director of the original offering. During 1998 additional options were granted to new directors. The Company applies APB Opinion 25 in accounting for its fixed stock option plan. Recognition of compensation expense for stock options is not required when options are granted at an exercise price equal to or exceeding the fair market value of the Company's common stock on the date the option is granted. Therefore, no expense related to the fixed stock option plan is reflected on the accompanying financial statements.

                 COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES

                        NOTES TO FINANCIAL STATEMENTS

Note 19.  Stock Option and Incentive Plan

   Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net income and earnings per share would have been reduced as follows:


                                                                                                 2000           1999
                                                                                              ---------       ---------
                                                                                                      (1,000's)
                                                                                              -------------------------
Net income (loss)
         As reported                                                                            ($1,476)      $   1,130
                                                                                              =========       =========
            Pro forma                                                                           ($1,557)      $   1,013
                                                                                              =========       =========
         Basis earnings (loss) per share
         -------------------------------
            As reported                                                                           ($.67)      $     .53
                                                                                              =========       =========
            Pro forma                                                                             ($.70)      $     .48
                                                                                              =========       =========
         Diluted earnings (loss) per share
         ---------------------------------
            As reported                                                                           ($.67)      $     .53
                                                                                              =========       =========
            Pro forma                                                                             ($.70)      $     .48
                                                                                              =========       =========

   The fair value of the options granted was estimated using the Black-Scholes model with the following assumptions: dividend yield of 2.5%; expected life of 7 years; volatility of 25% and a risk-free interest rate of 5.5%. The effects of applying SFAS No. 123 in this pro-forma disclosure may not be indicative of future results.

   The following is a summary of the status of the fixed plan:

                                                              2000                                   1999
                                              ------------------------------------    ------------------------------------
                                                Number of           Exercise           Number of           Exercise
                                                 Shares              Price              Shares              Price
                                                ----------    --------------------     ----------     ---------------------
       Outstanding at beginning of year            237,394    $   13.125 to 18.375        241,362     $   13.125 to 18.375
       Granted                                           0                                      0
       Exercised                                         0                                      0
       Forfeited                                    72,474                  13.125          3,968                   13.125
                                                ----------                             ----------

       Outstanding at end of year                  164,920                                237,394
                                                ==========                             ==========
       Options exercisable at end of year          164,920    $   13.125 to 18.375        237,394     $   13.125 to 18.375
                                                ==========                             ==========

   The following is a summary of the status of fixed options outstanding at December 31, 2000 and 1999:

                                                                  Outstanding Options              Exercisable Options
                                                           ------------------------------------    -------------------
                                                                          Average      Weighted               Weighted
                                                                         Remaining     Average                Average
          Exercise                                                      Contractual    Exercise               Exercise
         Price Range                                        Number         Life         Price      Number      Price
         -----------                                       -------      -----------   ---------    -------    --------
   December 31, 2000
         $13.125 to $18.375                                164,920        5 years     $  13.46     164,920    $  13.46
   December 31, 1999
         $13.125 to $18.375                                237,394        7 years     $  13.36     237,394    $  13.36

                 COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20.  Earnings per Share

   The following data shows the amounts used in computing earnings (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                                                                    2000          1999
                                                                                                -----------    -----------
                                                                                                         (1,000's)
                                                                                                --------------------------
      Income available to common stockholders used in basic EPS                                     ($1,476)   $     1,130
                                                                                                ===========    ===========

      Income available to common stockholders after assumed
        conversions of dilutive securities                                                          ($1,476)   $     1,130
                                                                                                ===========    ===========

      Weighted average number of common shares used in basic EPS                                  2,209,029      2,120,399

      Effect of dilutive securities:
         Stock options                                                                                    0              0
                                                                                                -----------    -----------

      Weighted number of common shares and dilutive
        potential common stock used in diluted EPS                                                2,209,029      2,120,399
                                                                                                ===========    ===========

Note 21.  Employment Agreements

   The Company has entered into separate employment agreements with certain officers of the Company. These agreements provide for salary terms, potential severance benefits, and potential benefits which could be due to these officers in the event of a change in control of the Company.

Note 22. Dispositions of Subsidiary Banks

      On January 24, 2001, the Company and its subsidiary, American Bank of Illinois in Highland, entered into a Stock Purchase Agreement with First Mid-Illinois Bank & Trust, N.A., a national banking association, pursuant to which First Mid-Illinois Bank & Trust, N.A. will purchase from the Company all of the issued and outstanding shares of common stock of American Bank of Illinois in Highland. The parties anticipate that the sale will be completed in April 2001. On March 1, 2001, the Company completed the sale of all of the issued and outstanding shares of common stock of its subsidiary, The Egyptian State Bank, for $4,200,000 in cash. On March 1, 2001, the Company completed the sale of all of the issued and outstanding shares of common stock of its subsidiary, MidAmerica Bank of St. Clair County in O'Fallon, Illinois, for $3,700,000 in cash. The effect of the pending sale of American Bank of Illinois in Highland and the completed sale of The Egyptian Sate Bank and MidAmerica Bank of St. Clair County in O'Fallon, Illinois are not otherwise reflected in these financial statements.

                 COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23.  Community Financial Corp. Condensed Financial Information

   The parent company's principal assets are its investment in subsidiary banks, investment securities, and receivables from subsidiaries. The following are the condensed balance sheets for the parent company only as of December 31, 2000 and 1999 and its condensed statements of income and cash flows for the years ended December 31, 2000, and 1999.

                                            CONDENSED BALANCE SHEETS

                                                                                             At December 31,
                                                                                       ----------------------------
                                                                                           2000            1999
                                                                                       ------------    ------------
   Assets:
      Cash and cash equivalents                                                        $      1,587     $     1,446
      Securities held to maturity                                                               278             580
      Investment in subsidiaries                                                             32,576          30,376
      Premise and equipment, net                                                                 36             796
      Receivable from subsidiaries                                                              427             938
      Other assets                                                                              159             342
                                                                                       ------------     -----------

                                                                                       $     35,063     $    34,478
                                                                                       ============     ===========


    Liabilities and Stockholders' Equity:
      Accrued expenses and other liabilities                                           $        123     $       585
      Payable to subsidiaries                                                                    50              67
                                                                                       ------------     -----------
         Total liabilities                                                                      173             652
                                                                                       ------------     -----------

    Stockholders' equity:
      Common stock                                                                               26              26
      Additional paid-in capital                                                             25,641          25,641
      Unearned MRP shares                                                                         0            (230)
      Treasury stock                                                                         (6,263)         (5,600)
      Unearned ESOP shares                                                                        0            (902)
      Accumulated other comprehensive income                                                   (303)         (2,279)
      Retained earnings, subject to certain restrictions                                     15,789          17,170
                                                                                       ------------     -----------
         Total stockholders' equity                                                          34,890          33,826
                                                                                       ------------     -----------

                                                                                       $     35,063     $    34,478
                                                                                       ============     ===========

                                        CONDENSED STATEMENTS OF INCOME

                                                                                      Year Ended December 31,
                                                                                  ------------------------------
                                                                                      2000             1999
                                                                                  ------------      ------------

   Interest income from subsidiary banks                                          $        101      $         84
   Interest income                                                                          99                76
   Non-interest income                                                                     159               122
   Non-interest expense                                                                 (1,302)           (1,244)
                                                                                  ------------      ------------

      Loss before income taxes                                                            (943)             (962)


   Benefit from income taxes                                                               281               383
                                                                                  ------------      ------------


      Loss before undistributed (distributions in excess of)
      earnings of subsidiaries                                                            (662)             (579)

   Undistributed (distributions in excess of) earnings of
      subsidiaries                                                                        (814)            1,709
                                                                                  ------------     -------------

      Net income (loss)                                                                ($1,476)    $       1,130
                                                                                  ============     =============

                 COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23.  Community Financial Corp. Condensed Financial Information

                                        CONDENSED STATEMENTS OF CASH FLOW

                                                                                     Year Ended December 31,
                                                                                 -------------------------------
                                                                                      2000             1999
                                                                                  ------------    --------------
    Cash flows from operating activities:
       Net income (loss)                                                               ($1,476)   $        1,130

      Adjustments to reconcile net income to net
         cash (used in) provided by operating activities
       Equity in earnings of subsidiaries                                                  814            (1,709)
       Stock employee benefit plans                                                        469               558
       Other, net                                                                         (290)              236
                                                                                  ------------    --------------
        Net cash (used in) provided by operating activities                               (483)              215
                                                                                  ------------    --------------


   Cash flows from investing activities:
      Maturities of investment securities                                                  300               308
      Receivable from subsidiaries                                                        (511)             (418)
      Proceeds from sale of premises and equipment                                         835                 0
      Purchase of premise and equipment                                                      0               (37)
                                                                                  ------------    --------------
         Net cash provided by (used in) investing activities                               624              (147)
                                                                                  ------------    --------------

   Cash flows from financing activities:
      Common stock repurchased                                                    $          0             ($292)
      Dividends paid on common stock                                                         0              (553)
                                                                                  ------------    --------------
         Net cash used in financing activities                                               0              (845)
                                                                                  ------------    --------------


   Net increase (decrease) in cash and cash equivalents                                    141              (777)

   Cash and cash equivalents at beginning of year                                        1,446             2,223
                                                                                  ------------    --------------


   Cash and cash equivalents at end of year                                       $      1,587    $        1,446
                                                                                  ============    ==============

                 COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 24.  Segment information

- --------------------------------------------------------------------------
Information concerning operating segments by geographical locations was as follows (in thousands):

                                                   Financial Institutions
                                          ----------------------------------------
                                            East                            West
                                           Central    Central  Southern    Central
                                          Illinois   Illinois  Illinois   Illinois    Company    Other    Adjustments   Total
                                          --------   --------  --------   --------    -------    -----    -----------   -----
       Year Ended December 31, 2000

       Interest Income:
          Loans                           $ 10,710   $ 1,968    $ 1,422    $ 1,419     $  101  $       0      ($101)  $ 15,519
          Other                              4,201       305      1,207        524         99          0          0      6,336
                                          --------   -------    -------    -------     ------  ---------   --------   --------
                                            14,911     2,273      2,629      1,943        200          0       (101)    21,855
                                          --------   -------    -------    -------     ------  ---------   --------   --------
       Interest Expense:
          Deposits                           7,078     1,021      1,214      1,250          0          0          0     10,563
          Other                              1,893        99         10          2          0          0        (31)     1,973
                                          --------   -------    -------    -------     ------  ---------   --------   --------
                                             8,971     1,120      1,224      1,252          0          0        (31)    12,536
                                          --------   -------    -------    -------     ------  ---------   --------   --------
       Net interest income                   5,940     1,153      1,405        691        200          0        (70)     9,319
       Provision for loan losses             2,706       175        187        370          0          0          0      3,438
                                          --------   -------    -------    -------     ------  ---------   --------   --------
          Net interest income
            after provision                  3,234       978      1,218        321        200          0        (70)     5,881
       Non-interest income                     803       343         73        239        159        349          0      1,966
       Non-interest expense                  5,132     1,273      1,140      1,075      1,302          0        (70)     9,852
                                          --------   -------    -------    -------     ------  ---------   --------   --------
          Income (loss) before taxes        (1,095)       48        151       (515)      (943)       349          0     (2,005)
       Provision for (benefit from) taxes     (215)       19         70       (122)      (281)         0          0       (529)
                                          --------   -------    -------    -------     ------  ---------   --------   --------
          Net Income (Loss)                  ($880)  $    29    $    81      ($393)     ($662) $     349   $      0    ($1,476)
                                          ========   =======    =======    =======     ======  =========   ========   ========

       Year Ended December 31, 1999

       Interest Income:
          Loans                           $ 10,486   $ 1,546    $ 1,331    $ 1,286     $   84  $       0       ($84) $  14,649
          Other                              5,081       337      1,113        433         76          0          0      7,040
                                          --------   -------    -------    -------     ------  ---------   --------  ---------
                                            15,567     1,883      2,444      1,719        160          0        (84)    21,689
                                          --------   -------    -------    -------     ------  ---------   --------  ---------
       Interest Expense:
          Deposits                           6,312       778      1,286      1,047          0          0          0      9,423
          Other                              2,766       107          0          0          0          0          0      2,873
                                          --------   -------    -------    -------     ------  ---------   --------  ---------
                                             9,078       885      1,286      1,047          0          0          0     12,296
                                          --------   -------    -------    -------     ------  ---------   --------  ---------
       Net interest income                   6,489       998      1,158        672        160          0        (84)     9,393
       Provision for loan losses               537        18         52        100          0          0          0        707
                                          --------   -------    -------    -------     ------  ---------   --------  ---------
          Net interest income
            after provision                  5,952       980      1,106        572        160          0        (84)     8,686
       Non-interest income                   1,214       360        221        186        122        308       (122)     2,289
       Non-interest expense                  5,025     1,168      1,118        973      1,244          0       (206)     9,322
                                          --------   -------    -------    -------     ------  ---------   --------  ---------
          Income (loss) before taxes         2,141       172        209       (215)      (962)       308          0      1,653
       Provision for (benefit from) taxes      904        49         18        (65)      (383)         0          0        523
                                          --------   -------    -------    -------     ------  ---------   --------  ---------
          Net Income (Loss)               $  1,237   $   123    $   191      ($150)     ($579) $     308   $      0  $   1,130
                                          ========   =======    =======    =======     ======  =========   ========  =========


     Other significant items:

                                                   Financial Institutions
                                          ----------------------------------------
                                            East                            West
                                           Central    Central  Southern    Central
                                          Illinois   Illinois  Illinois   Illinois     Company    Other   Adjustments   Total
                                          --------   --------  --------   --------     -------    -----   -----------   -----
       Year Ended December 31, 2000

       Depreciation                       $    462   $    97    $    41    $   118         14          0          0        732
       Amortization                              0       101        153        153          0          0          0        407
       Expenditures for premise
          and equipment                        212        16         26         13          0          0          0        267
       Dividends paid                            0         0          0          0          0          0          0          0
       Undistributed earnings                 (531)       29         81       (393)         0          0        814          0

                 COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 24.  Segment information

       Year Ended December 31, 1999

       Depreciation                   $   307   $    50    $    39    $    96        243          0          0        735
       Amortization                         0        93        153        153          0          0          0        399
       Expenditures for premise
          and equipment                   116       554         75         19         37          0          0        801
       Dividends paid                       0         0          0          0        553          0          0        553
       Undistributed earnings           1,237       123        191       (150)         0        308     (1,709)         0

     Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating officers and the Board of Directors. The Company has determined the operating segments are the bank affiliates by geographical location. Each operating segment is managed independently with separate Board of Directors. The accounting policies of the operating segments are the same as those described in the summary of significant policies. Other consists of revenue generated by trust department, annuity sales, and broker services which are evaluated from a gross revenue approach on a regular basis with the operating segments.

Note 25.  Condensed Quarterly Results of Operations (Unaudited)

                                                                                             2000
                                                                   ------------------------------------------------------
                                                                     Fourth           Third         Second        First
                                                                     Quarter         Quarter        Quarter      Quarter
                                                                   -----------     -----------    ----------    ---------

      Interest income                                              $     5,416     $     5,512    $    5,472    $   5,455
      Interest expense                                                  (3,160)         (3,212)       (3,124)      (3,040)
                                                                   -----------     -----------    ----------    ---------
         Net interest income                                             2,256           2,300         2,348        2,415

      Provision for loan losses                                           (893)         (1,954)         (406)        (185)
      Non-interest income                                                  254             564           520          628
      Non-interest expense                                              (2,842)         (2,339)       (2,274)      (2,397)
                                                                   -----------     -----------    ----------    ---------

      Income (loss) before income tax expense                           (1,225)         (1,429)          188          461

      Provision for (benefit from) income taxes                            287             448           (59)        (147)
                                                                   -----------     -----------    ----------    ---------

      Net income (loss)                                                  ($938)          ($981)   $      129    $     314
                                                                   ===========     ===========    ==========    =========

      Earnings (loss) per share:  Basic                                 ($0.43)         ($0.44)   $     0.06    $    0.14
                                  Diluted                               ($0.43)         ($0.44)   $     0.06    $    0.14

                 COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 25.  Condensed Quarterly Results of Operations (Unaudited)

                                                                                             1999
                                                                   ------------------------------------------------------
                                                                     Fourth           Third         Second        First
                                                                     Quarter         Quarter        Quarter      Quarter
                                                                   -----------     -----------    ----------    ---------

      Interest income                                              $     5,496     $     5,542    $    5,432    $   5,219
      Interest expense                                                  (3,088)         (3,113)       (3,051)      (3,044)
                                                                   -----------     -----------    ----------    ---------
         Net interest income                                             2,408           2,429         2,381        2,175

      Provision for loan losses                                           (230)           (211)         (188)         (78)
      Non-interest income                                                  751             493           580          465
      Non-interest expense                                              (2,494)         (2,122)       (2,425)      (2,281)
                                                                   -----------     -----------    ----------    ---------

      Income before income tax expense                                     435             589           348          281

      Income tax expense                                                  (133)           (222)          (87)         (81)
                                                                   -----------     -----------    ----------    ---------

      Net income                                                   $       302     $       367    $      261    $     200
                                                                   ===========     ===========    ==========    =========

      Earnings per share:     Basic                                $      0.14     $      0.18    $     0.12    $    0.10
                              Diluted                              $      0.14     $      0.18    $     0.12    $    0.10

      Fourth quarter results reflect income tax adjustments to restate taxes on an annual basis.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- ------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         Not applicable.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
- ----------------------------------------------------------------------

                  Information concerning the Board of Directors and executive officers of the Company will be included by amendment or contained under the section captioned "Proposal I - Election of Directors" in the Company's definitive proxy statement for the Company's 2001 Annual Meeting of Stockholders (the "Proxy Statement") and incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION
- -------------------------------

                  Information concerning executive compensation will be included by amendment or contained under the sections captioned "Proposal I - Election of Directors - Executive Compensation", "--Director Compensation", " - Employment Agreements" and " - Supplemental Executive Retirement Agreements" in the Proxy Statement and incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- ------------------------------------------------------------------------

                  The information required by this item will be included by amendment or incorporated by reference to the section captioned "Voting Securities and Security Ownership" and "Proposal I - Election of Directors" in the Proxy Statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------------------------------------------------------

                  The information required by this item will be included by amendment or incorporated herein by reference to the section captioned "Proposal I - Election of Directors - Transactions with Management" in the Proxy Statement.

                                   PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.
- ------------------------------------------

          (a) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

      No.        Description
      ---        -----------
      2.1        Stock Purchase Agreement, dated as of January 24, 2001, by and among Community Financial Corp., American Bank of Illinois in Highland, and First Mid-Illinois Bank & Trust, N.A. is filed herewith.
      2.2        Stock Purchase Agreement, dated as of November 16, 2000, by and among Community Financial Corp., The Egyptian State Bank and Midwest Community Bancshares, as amended, is filed herewith.
      2.3        Stock Purchase Agreement, dated as of November 17, 2000, by and between Community Financial Corp. and The First National Bank of St. Louis, is filed herewith.
      3.1        Articles of Incorporation*
      3.2        Bylaws***
      4          Form of Common Stock Certificate of Community Financial Corp.**
     10.1        Community Financial Corp. Stock Option and Incentive Plan*
                    (Management Compensatory Plan or Arrangement)
     10.2        Community Financial Corp. Management Recognition Plan*
                    (Management Compensatory Plan or Arrangement)
     10.3(a)     Employment Agreements between Community Financial Corp.
                    and Wayne H. Benson* (Management Compensatory Plan or Arrangement)
     10.3(b)     Employment Agreements between Community Bank & Trust, N.A.
                    and Wayne H. Benson* (Management Compensatory Plan or Arrangement)
     10.4        Severance Agreements between each of Community Financial Corp.
                    and Community Bank & Trust, N.A. and Shirley B. Kessler* (Management Compensatory Plan or Arrangement)
     10.5        Community Bank & Trust, N.A. Deferred Compensation Plan*
                    (Management Compensatory Plan or Arrangement)
     10.6        Community Bank & Trust, N.A. Supplemental Executive
                    Retirement Agreements with Shirley B. Kessler,
                    Wayne H. Benson and Douglas W. Tompson* (Management Compensatory Plan or Arrangement)
     21          Subsidiaries of the Registrant
     23          Consent of Larsson, Woodyard & Henson, CPAs

[FN]
- ----------
* Incorporated herein by reference from the Company's Registration Statement on Form S-1 filed December 30, 1994 (File No. 33-88102).
** Incorporated herein by reference from the Company's Registration Statement on Form 8-A (File No. 0-26292).
*** Incorporated herein by reference from the Company's current report on Form 8-K filed March 6, 2000.

         (b) REPORTS ON FORM 8-K. The Registrant filed a Current Report on
         -----------------------
Form 8-K on October 4, 2000, reporting receipt of certain indications of interest in the purchase of one or more of the Registrant's subsidiaries and reporting loan customer's involvement in a multimillion dollar fraud scheme.

                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         COMMUNITY FINANCIAL CORP.

March 26, 2001
                                         By: /s/ Wayne H. Benson
                                             --------------------
                                             Wayne H. Benson
                                             President, Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Wayne H. Benson                                               March 26, 2001
- ---------------------------------------------
Wayne H. Benson
President, Chief Executive Officer
 and Director
(Principal Executive Officer)

/s/ Douglas W. Tompson                                            March 26, 2001
- ---------------------------------------------
Douglas W. Tompson
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Roger A. Charleston                                           March 26, 2001
- ---------------------------------------------
Roger A. Charleston
Chairman of the Board

/s/ Michael F. Bauman                                             March 26, 2001
- ---------------------------------------------
Michael F. Bauman
Director

/s/ Roger L. Haberer                                              March 26, 2001
- ---------------------------------------------
Roger L. Haberer
Director

/s/ Brad A. Jones                                                 March 26, 2001
- ---------------------------------------------
Brad A. Jones
Director

/s/ Barrett R. Rochman                                            March 26, 2001
- ---------------------------------------------
Barrett R. Rochman
Director

/s/ Michael B. Nadler                                             March 26, 2001
- ---------------------------------------------
Michael B. Nadler
Director

/s/ James W. Foley                                                March 26, 2001
- ---------------------------------------------
James W. Foley
Director