Form 10KSB/A
period 2000-12-31
COMMUNITY FINANCIAL CORP /IL/
filed 2001-04-30
CIK 934858

============================================================================
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1
                                     ON
                                 FORM 10-KSB

   [X] Annual Report Under Section 13 or 15(d) of the Securities Exchange
       Act of 1934
                For the fiscal year ended DECEMBER 31, 2000

                                     or

 [ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange
     Act of 1934

                       Commission File Number: 0-26292
                                               -------

                          COMMUNITY FINANCIAL CORP.
                          -------------------------
               (Name of small business issuer in its charter)

                     ILLINOIS                               37-1337630
                     --------                               ----------
          (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)                Identification No.)

      240 E. CHESTNUT STREET, OLNEY, ILLINOIS                 62450-2295
      ---------------------------------------                 ----------
      Address of principal executive offices                   Zip Code

       Issuer's telephone number, including area code: (618) 395-8676
                                                       --------------

 Securities registered pursuant to Section 12(b) of the Act: NOT APPLICABLE
                                                             --------------

         Securities registered pursuant to Section 12(g) of the Act:

                   COMMON STOCK, PAR VALUE $0.01 PER SHARE
                   ---------------------------------------
                              (Title of class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Registration S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or amendment to this Form 10-KSB. [X]

     Registrant's revenues for the most recent fiscal year: Approximately $23.8 million.

     As of March 16, 2001, the aggregate market value of the 1,879,181 shares of Common Stock held by non-affiliates of the registrant was approximately $22,550,172 based on the closing sale price of $12.00 per share of the registrant's Common Stock on April 24, 2001 as listed on the Nasdaq National Market.

     Number of shares of Common Stock outstanding as of April 24, 2001:
2,147,470.


============================================================================

                                  PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT


                                  DIRECTORS

            The following table sets forth, for each director of Community Financial Corp. (the "Company"), his age, the year he first became a director and the expiration of his term as a director. Each director of the Company, with the exception of Mr. Foley, Mr. Rochman and Mr. Nadler, also is a member of the Board of Directors of Community Bank & Trust, N.A. ("CB&T"), a subsidiary of the Company.

                                                                   YEAR FIRST                CURRENT
                                                                   ELECTED AS                 TERM
      NAME                                 AGE                      DIRECTOR                TO EXPIRE
      ----                                 ---                      --------                ---------
Michael F. Bauman                          54                        1990(1)                   2001
Roger A. Charleston                        57                        1989(1)                   2001
Brad A. Jones                              45                        1992(1)                   2001
James W. Foley                             60                        2000                      2001
Wayne H. Benson                            47                        1998                      2002
Roger L. Haberer                           56                        1996                      2003
Barrett R. Rochman                         57                        2000                      2003
Michael B. Nadler                          52                        2000                      2003

---------------

(1) Refers to year first elected as director of CB&T; each of these individuals was appointed as a director of the Company upon its formation in 1994.


            Set forth below is information concerning the Company's directors. Unless otherwise stated, all directors have held the positions indicated for at least the past five years.

            Michael F. Bauman -- Mr. Bauman is a Public Service
Representative for the State of Illinois, an owner of commercial properties and a member of the Richland County Board.

            Roger A. Charleston -- Roger A. Charleston serves as Chairman of the Board of the Company. Mr. Charleston is a civil engineer and the owner of Charleston Engineering, a consulting firm located in Olney that provides professional consulting engineering services to municipal and county governments in South/Central Illinois. He is City Engineer for various cities in South/Central Illinois and is a member of the Chamber of Commerce.

            Brad A. Jones -- Mr. Jones is the co-owner and manager of Rural King Supply, a retail farm and home store with locations in Olney, Mt. Carmel, Robinson, Carmi, Salem and Highland, Illinois. Mr. Jones also is a member of the Olney Chamber of Commerce. He is the past regional group president for Mid States Distributing, a farm products distribution organization.

            James W. Foley -- Mr. Foley is Deputy Treasurer for Madison County, Illinois. He is an Instructor of Accounting at Southwestern Illinois College, a Member of the Board of Tri-Cities Area Y.M.C.A., a Member of the International Association of Clerks, Recorders, Election Officials and Treasurers, an Adult Advisor of the Boy Scouts of America and a Member and Past President of the Madison, Bond and Jersey Counties Bankers Federation.

            Wayne H. Benson -- Mr. Benson is the President and Chief Executive Officer of the Company and CB&T. He joined CB&T in 1984 as the Branch Manager of CB&T's Lawrenceville Branch. Mr. Benson also serves on the Board of Directors and as Treasurer of the Richland County Development Corporation, an organization which promotes economic development and business retention for Richland County. Mr. Benson is a member of the Board of Directors for Illinois BancService Corporation, a wholly owned subsidiary of the Illinois Bankers Association.

            Roger L. Haberer -- Mr. Haberer is the Information Services Manager for Westaff, an employment services company. He retired from the Casey school district after serving twenty-seven years as a teacher. Mr. Haberer is also a football official for the Big Ten Conference.

            Barrett R. Rochman -- Mr. Rochman is engaged in the business of real estate investment through the following entities: Rochman Rentals, a rental property company; S.I. Securities, a real estate investment company; S.I. Securities, Inc., a real estate investment company; S.I.--P.I., a real estate investment company; Boo Noz Corp., a real estate investment company; and S.I. Boo, LLC, a real estate investment company.

            Michael B. Nadler -- Mr. Nadler is engaged in the business of real estate investment and consulting through KLN Real Estate Investors, Ltd., a tax purchasing and real estate investment company, and Thornwood Partners, Ltd., consultants on tax certificate purchasing. Mr. Nadler also has served as president and a senior level manager at CNA Tax Investors, Ltd., a company engaged in tax certificate purchasing, from 1982 to 1994 and as a national risk manager at Capital Asset Research Corp., a company engaged in tax certificate and municipal lien purchasing, from 1994 to 1999.




                             EXECUTIVE OFFICERS

            Wayne H. Benson and Douglas W. Tompson are the only two executive officers of the Company named in the Summary Compensation Table. Information with respect to Mr. Benson is discussed above under "Directors." Information with respect to Mr. Tompson is set forth below.

                NAME                   AGE                           TITLE
                ----                   ---                           -----
         Douglas W. Tompson            49          Chief Financial Officer of the Company and CB&T

            Douglas W. Tompson -- Mr. Tompson is the Chief Financial Officer of the Company and CB&T. Prior to joining CB&T in 1988, he was the Assistant Corporate Comptroller for Champion Laboratories, Inc. Mr. Tompson has also been involved as a Cub Scout Leader and in coaching local youth athletic teams, and has served on several committees at the St. Joseph Catholic Church and held several offices in the Olney and state level Elks Lodge. Mr. Tompson also serves as Secretary-Treasurer for Southeastern Illinois Residential Organization, which is a non-profit organization helping to provide low income assisted living housing for the frail and elderly of Southeastern Illinois.


           SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

            Pursuant to regulations promulgated under the Securities Exchange Act of 1934, as amended, the Company's officers and directors and all persons who own more than ten percent of the common stock, $0.01 par value (the "Common Stock"), are required to file reports detailing their ownership and changes of ownership in the Common Stock and to furnish the Company with copies of all such ownership reports that are filed. Based solely on the Company's review of the copies of such ownership reports that it has received in the past fiscal year, or written representations that no annual report of changes in beneficial ownership were required, the Company believes that during fiscal year 2000 all such persons have complied with these reporting requirements.

                  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

            The SEC instituted proceedings against Barrett Rochman in 1998 alleging that he violated Section 13(d) of the Securities Exchange Act of 1934, as amended, and certain rules thereunder (collectively the "Securities Laws"). These proceedings were settled on February 17, 1999 without Mr. Rochman having to admit or deny any of the alleged violations. As part of the settlement, the Securities and Exchange Commission (the "SEC") ordered Mr. Rochman to cease and desist from committing or causing any violation or any future violation of the Securities Laws. The proceedings of the SEC related to certain reports that Mr. Rochman was required to file with the SEC as a result of his ownership of more than 5% of the outstanding shares of common stock of Heartland Bancshares, Inc. Mr. Rochman was not required to pay any fine or penalty in connection with the settlement.

ITEM 11.  EXECUTIVE COMPENSATION


                           EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

            The following table sets forth cash and noncash compensation for fiscal 2000, 1999 and 1998 awarded to or earned by the Chief Executive Officer and the other executive officer of the Company whose salary and bonus earned in fiscal 2000 exceeded $100,000. No other executive officer received salary and bonus in excess of $100,000 during the fiscal years ended December 31, 2000, 1999 or 1998.

                                                                          LONG-TERM COMPENSATION
                                                                          ----------------------
                                                                                 AWARDS
                                                                        --------------------------
                                         ANNUAL COMPENSATION (1)         RESTRICTED     SECURITIES
NAME AND                                 -----------------------           STOCK        UNDERLYING      ALL OTHER
PRINCIPAL POSITION              YEAR      SALARY        BONUS             AWARD(S)      OPTIONS(#)   COMPENSATION(2)
------------------              ----      ------        -----             --------      ----------   ---------------
Wayne H. Benson                 2000    $ 130,000      $    --                --             --         $ 24,325
   Chief Executive Officer      1999      100,000           --                --             --           21,020
                                1998       89,751        9,000                --             --           34,456

Douglas W. Tompson              2000    $  94,860      $    --                --             --         $ 16,783
   Chief Financial Officer      1999       93,000           --                --             --           14,467
                                1998       88,633        8,600                --             --           20,983

---------------

(1) Executive officers receive indirect compensation in the form of certain prerequisites and other personal benefits. The amount of such benefits received by the named executive officers in fiscal 2000 did not exceed 10% of the executive officer's salary and bonus.

(2) Includes: (i) contributions of $5,293 and $4,040 made by CB&T in fiscal 2000 for the account of Mr. Benson and Mr. Tompson, respectively, pursuant to the Company's 401 (k) Thrift Plan; (ii) $3,332 and $3,552 paid by the Company to purchase disability insurance for the benefit of Mr. Benson and Mr. Tompson, respectively; (iii) $9,191 paid by the Company to Mr. Tompson for the tax bonus on the MRP (as defined below); and (iv) $15,700 paid to Mr. Benson for service as director of the Company's subsidiary banks.


YEAR-END OPTION VALUES

            The following table sets forth information concerning the value as of December 31, 2000 of options held by the executive officers named in the Summary Compensation Table set forth above. No options were granted to or exercised by executive officers during fiscal year 2000.

                                                      NUMBER OF                              VALUE OF
                                                SECURITIES UNDERLYING                       UNEXERCISED
                                                 UNEXERCISED OPTIONS                   IN-THE-MONEY OPTIONS
                                                 AT FISCAL YEAR-END                     AT FISCAL YEAR-END
NAME                                          EXERCISABLE/UNEXERCISABLE              EXERCISABLE/UNEXERCISABLE
----                                          -------------------------              -------------------------
Wayne H. Benson                                      38,617/ --                                --/--
Douglas W. Tompson                                   26,450/ --                                --/--

EMPLOYMENT AGREEMENTS

            The Company and CB&T have entered into employment agreements (the "Employment Agreements") with Mr. Benson. The Employment Agreements currently provide Mr. Benson with an annual base salary of $130,000. The Employment Agreements with Mr. Benson expire in August 2001. On each anniversary date from the date of commencement of the Employment Agreements, the term of employment may be extended for up to a three-year term beyond the then effective expiration date, upon a determination by the Board of Directors that Mr. Benson's performance has met the required performance standards and that Employment Agreements should be extended. The Employment Agreements provide Mr. Benson with salary reviews by the Board of Directors not less often than annually, as well as inclusion in any discretionary bonus plans, retirement and medical plans, related benefits and vacation and sick leave. An Employment Agreement will terminate upon Mr. Benson's death or disability, and is terminable for "just cause" as defined in the Employment Agreements. In the event of termination for just cause, no severance benefits are available. If Mr. Benson is terminated without just cause, he will be entitled to a continuation of his salary and benefits from the date of termination through the remaining term of the Employment Agreements plus an additional 12-month period, but not to exceed three years' salary. Severance benefits payable to Mr. Benson or to his estate will be paid in a lump sum or in installments, as Mr. Benson elects. If an Employment Agreement is terminated due to Mr. Benson's "disability" (as defined in the Employment Agreements), Mr. Benson will not be entitled to continuation of his salary and benefits. In the event of Mr. Benson's death during the term of his Employment Agreements, his estate will be entitled to receive his salary through the last day of the calendar month in which the death occurred. Mr. Benson may voluntarily terminate his Employment Agreements by providing sixty days' written notice to the Boards of Directors of CB&T and the Company, in which case he is entitled to receive only his compensation, vested rights and benefits up to the date of termination.

            The Employment Agreements provide that in the event of Mr. Benson's involuntary termination of employment in connection with, or within one year after, any change in control of CB&T or the Company, other than for "just cause," Mr. Benson will be paid within ten days of such termination an amount equal to the difference between (i) 2.99 times his "base amount," as defined in Section 280G(b)(3) of the Internal Revenue Code and (ii) the sum of any other parachute payments, as defined under Section 280G(b)(2) of the Internal Revenue Code, that he receives on account of the change in control. "Control" generally refers to the acquisition, by any person or entity, of the ownership or power to vote more than 25% of CB&T's or Company's voting stock, the control of the election of a majority of CB&T's or the Company's directors, or the exercise of a controlling influence over the management of policies of CB&T or the Company. In addition, under the Employment Agreements, a change in control occurs when, during any consecutive two-year period, directors of the Company or CB&T at the beginning of such period cease to constitute a majority of the Board of Directors of the Company or CB&T, unless the election of replacement directors was approved by a majority vote of the initial directors then in office. The Employment Agreement with CB&T provides that within five business days of a change in control, CB&T shall fund, or cause to be funded, a trust in the amount of
2.99 times Mr. Benson's base amount, that will be used to pay Mr. Benson amounts owed to him upon termination, other than for just cause, within one year of the change in control. The amount to be paid to Mr. Benson from this trust upon his termination is determined according to the procedures outlined in the Employment Agreement with CB&T, and any money not paid to Mr. Benson is returned to CB&T. The Employment Agreement also provides for a similar lump sum payment to be made in the event of Mr. Benson's voluntary termination of employment within one year following a change in control, upon the occurrence, or within ninety days thereafter, of certain specified events following the change in control, which have not been consented to in writing by Mr. Benson, including (i) the requirement that Mr. Benson perform his principal executive functions more than thirty-five miles away from CB&T's current primary office, (ii) a material reduction in Mr. Benson's base compensation as then in effect, (iii) the failure of the Company or CB&T to maintain existing or substantially similar employee benefit plans, including material vacation, fringe benefits, stock option and retirement plans, as the same may be changed by mutual agreement from time to time, or with benefits substantially similar to those provided to him under any employee benefit plan in which Mr. Benson is a participant at the time of the change in control, (iv) the assignment to Mr. Benson of duties and responsibilities which are materially different from those normally associated with his position with CB&T, (v) a material reduction in Mr. Benson's authority and responsibility, and (vi) the failure to re-elect Mr. Benson to the Company's or CB&T's Board of Directors if he is serving on the Board on the date of the change in control. These provisions may have an anti-takeover effect by making it more expensive for a potential acquirer to obtain control of the Company. In the event that Mr. Benson prevails over the Company and CB&T in a legal dispute as to the Employment Agreements, he will be reimbursed for his legal and other expenses.

SUPPLEMENTAL EXECUTIVE RETIREMENT AGREEMENTS

            Messrs. Benson and Tompson (collective, the "Executives") and CB&T entered into supplemental executive retirement agreements (the "SERAs") effective January 1, 1995. Pursuant to the terms of the SERAs, each year CB&T will credit an account for each Executive with the amount, if any, by which (i) the sum of any annual additions allocated to the Executive's account under the ESOP and any other tax-qualified, defined contribution plan maintained by CB&T or the Company (measured without regard to the limitations on annual additions imposed under Internal Revenue Code Section
415), exceeds (ii) the limit imposed on annual additions by Internal Revenue Code Section 415(c)(1) and any regulations thereunder. In addition, if the limitation imposed by Section 415(e) of the Internal Revenue Code reduces the benefit that the Executive accrues under any defined benefit pension plan maintained by CB&T, CB&T shall, as soon as practicable after the close of the plan year in which said reduction occurs, contribute to the Executive's account an amount equal to the present value of such reduction.

            Upon an Executive's termination of employment with the Company or CB&T, for reasons other than death or removal for "just cause," CB&T will pay the balance of the Executive's account to the Executive in ten substantially equal annual installments. In the event that the Executive dies before all benefit payments have been made to him, CB&T shall pay to the Executive's beneficiary (or estate, if he has no beneficiary) a lump sum payment, within sixty days following the Executive's death, in an amount equal to the balance of the Executive's account. Termination for "just cause" (as defined in the SERAs) would result in the forfeiture of all benefits under the SERAs. In the event of a change in control (as defined in the SERAs), the balance in the Executive's account shall be due and payable to the Executive in one lump sum payment within ten days following such change in control. CB&T has established an irrevocable grantor trust to hold assets in order to provide a source of funds to assist it in meeting its liabilities under the SERAs. The assets of such trust will remain general assets of CB&T and be subject to the claims of its general creditors.

DEFERRED COMPENSATION PLAN

            CB&T's Board of Directors has established the Deferred Compensation Plan for the exclusive benefit of members of CB&T's Board of Directors who are not employees of CB&T, CB&T's President and Executive Vice President and such other executive officers of CB&T which the Board of Directors may identify by resolution as being eligible to participate in the Deferred Compensation Plan. Pursuant to the terms of the Deferred Compensation Plan, directors may elect to defer the receipt of all or part of their future fees, and other plan participants may elect to defer receipt of up to 25% of their future compensation. Deferred amounts will be credited to a bookkeeping account in the participant's name, which will also be credited quarterly with the investment return which would have resulted if such deferred amounts had been invested, based upon the participant's choice, in either Common Stock or in a fund with a return equal to CB&T's annual rate of interest on one year certificates of deposit. Participants may determine the time and form of benefit payments and may cease future deferrals any time. Changes in participant elections generally become effective only as of the following January 1st, except that (i) elections designating a beneficiary or ceasing future contributions will be given immediate effect, and (ii) participants may change elections as to the timing or form of distributions only with respect to subsequently deferred compensation. CB&T contributes the aggregate amounts deferred to a trust associated with the Deferred Compensation Plan to assist it in meeting its obligations under the Deferred Compensation Plan. Contributions to such trust are made on a quarterly basis and the funds will be used for eventual payments to participants.

                               DIRECTORS FEES

            Directors of the Company who do not serve as directors of CB&T (Mr. Foley, Mr. Nadler and Mr. Rochman) receive a monthly fee of $1,000 for service as a director of the Company.

            Non-employee directors of the Company who also serve as directors of CB&T (Mr. Bauman, Mr. Charleston, Mr. Haberer and Mr. Jones) receive fees for serving as directors of CB&T instead of receiving fees for serving as directors of the Company. The Chairman of the Board (Mr. Charleston) receives a monthly fee of $1,250 and the other non-employee directors (Mr. Bauman, Mr. Haberer and Mr. Jones) receive a monthly fee of $1,000 for serving as a director of CB&T. Mr. Benson does not receive any fees for serving as a director of the Company or CB&T. During 2000, Mr. Benson received fees of $400, $500 and $450 per meeting of the Board of Directors of American Bank of Illinois in Highland ("American"), Mid-America Bank of St. Clair County ("Mid-America") and Egyptian State Bank ("Egyptian"), respectively. American, Mid-America and Egyptian were each operating subsidiaries of the Company during 2000.

            Directors who are also members of the Board of CB&T are eligible to participate in the Community Bank & Trust, N.A. Deferred Compensation Plan. Directors also are eligible to participate in the Company's 1996 Stock Option and Incentive Plan.

            Pursuant to the terms of the Company's Management Recognition Plan (the "MRP"), as awards vest and income tax liability is incurred, recipients of awards are paid an amount in cash equal to 40% of the value of the shares that vested. The purpose of this payment is to provide the recipient with cash so as to enable the recipient to pay the income tax obligation that was created upon vesting of the award. During the year ended December 31, 2000, Mr. Jones received a cash payment of $2,894.45 under the MRP.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                             SECURITY OWNERSHIP

            The following table sets forth information regarding the shares of Common Stock beneficially owned as of April 24, 2001 by each of the Company's directors, each executive officer named in the Summary Compensation Table, all of the directors and executive officers as a group and each person known to own five percent or more of the Common Stock.

                                                                     SHARES OF COMMON STOCK            PERCENT
                                                                     BENEFICIALLY OWNED (1)          OF CLASS (2)
                                                                     ----------------------          ------------
Community Financial Corp. Employee                                          99,022 (3)                   4.6%
  Stock Ownership Plan ("ESOP")
       240 E. Chestnut Street
       Olney, Illinois  62450-2295
Wellington Management Company, LLP                                         155,500 (4)                   7.2
       75 State Street
       Boston, Massachusetts 02109
First Financial Fund, Inc.                                                 155,500 (5)                   7.2
       Gateway Center Three
       100 Mulberry Street, 9th Floor
       Newark, New Jersey  07102-7503
Joseph Stilwell                                                            200,000 (6)                   9.3
       26 Broadway, 23rd Floor
       New York, New York  10004
Michael F. Bauman                                                           19,925 (7)                    .9
Wayne H. Benson                                                             76,640 (8)                   3.6
Roger A. Charleston                                                         44,487 (9)                   2.1
James W. Foley                                                                 100                         *
Roger L. Haberer                                                             8,606(10)                    .4
Brad A. Jones                                                               23,785                       1.1
Michael B. Nadler                                                            9,100                        .4
Barrett R. Rochman                                                         125,690(11)                   5.9
Douglas W. Tompson                                                          53,191(12)                   2.5
All directors and executive officers as a group                            361,524                      16.8
   (9 persons)

---------------

(1) In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Common Stock if he has voting or investment power with respect to such Common Stock or has a right to acquire beneficial ownership of such Common Stock at any time within sixty days of April 24, 2001. As used herein, "voting power" is the power to vote or direct the voting of shares, and "investment power" is the power to dispose or direct the disposition of shares. Except as otherwise noted, ownership is direct, and the named individuals and group exercise sole voting and investment power over the shares of the Common Stock. Amounts shown include 9,919, 38,617, 9,919, 5,290, 9,919, 26,450 and 100,114 shares which may be acquired by Mr. Bauman, Mr. Benson, Mr. Charleston, Mr. Haberer, Mr. Jones, Mr. Tompson and by all directors and executive officers of the Company as a group, respectively, upon the exercise of options exercisable within sixty days of April 24, 2001. Amounts shown do not include shares with respect to which Messrs. Bauman, Charleston and Jones have voting power by virtue of their positions as trustees of the trusts holding 99,022 shares under the Company's ESOP.





(2) The percentage calculations are based upon 2,147,470 shares of Common Stock issued and outstanding on April 24, 2001.

(3) The ESOP trustees vote all allocated shares in accordance with the instructions of the participating employees. Allocated shares for which no instructions have been received are voted by the trustees in the manner directed by the Company's Board of Directors, and in the absence of such direction from the Company's Board of Directors, the ESOP trustees would have sole discretion as to the voting of such shares. As of April 24, 2001, there were 99,022 allocated shares and no unallocated shares held by the ESOP.

(4) The information provided herein is based upon an amendment to Schedule 13G, dated February 13, 2001. The Schedule 13G/A reported shared dispositive power with respect to all 155,500 shares reported as beneficially owned.

(5)  The information provided herein is based upon an Amendment No. 10 to
     Schedule 13G, dated February 12, 2001. The Schedule 13G/A reported sole voting power and shared dispositive power with respect to all 155,500 shares reported as beneficially owned.

(6)  The information provided herein is based upon an Amendment No. 3 to
     Schedule 13D, dated April 16, 2001, filed jointly by Joseph Stilwell, Stilwell Value Partners III, L.P., Stilwell Associates, L.P. and Stilwell Value LLC (collectively, the "Group"). The Schedule 13D reported that each member of the Group shared voting and investment power with respect to all 200,000 shares reported as beneficially owned.

(7)  Includes 290 shares owned by Mr. Bauman's spouse.

(8) Includes 3,350 shares owned by Mr. Benson's spouse, 10,574 shares allocated to Mr. Benson's account under the ESOP and 2,222 shares held in the Company's 401(k) Thrift Plan.

(9)  Includes 3,230 shares owned by Mr. Charleston's spouse.

(10) Includes 500 shares owned by Mr. Haberer's spouse.

(11) Includes 6,340 shares owned by Mr. Rochman's spouse, 18,750 shares owned by The Boo Rochman Charitable Corp. and 1,500 shares owned by the Rochman Family Investment.

(12) Includes 11,073 shares allocated to Mr. Tompson's account under the ESOP and 978 shares held in the Company's 401(k) Thrift Plan.

*    Less than one percent.

                              CHANGE IN CONTROL

            On March 30, 2001, the Company, First Financial Corporation, an Indiana corporation ("First Financial"), and FFC Merger Corp, an Indiana corporation and wholly-owned subsidiary of First Financial ("Merger Corp"), executed an Agreement of Affiliation and Merger (the "Merger Agreement") which provides for the merger (the "Merger") of the Company with and into Merger Corp, as a result of which the Company will become a wholly-owned subsidiary of First Financial.

            Under the terms of the Merger Agreement, upon consummation of the Merger, the issued and outstanding shares of the Company's common stock will be converted into the right to receive an amount in cash equal to the Aggregate Purchase Price (as defined in the Merger Agreement), which the Company estimates will be approximately $15.00 per share, subject to certain adjustments.

            The Merger Agreement provides that the consummation of the Merger is subject to the satisfaction or waiver, if applicable, of certain conditions precedent, including without limitation (i) the requisite approval by the shareholders of the Company of the Merger Agreement, (ii) the requisite approval of the transaction by appropriate banking regulators, and (iii) the receipt by the Company of a fairness opinion from its independent financial advisor.

            A copy of the Merger Agreement is attached to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2001.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


            The subsidiary banks of the Company offer loans to their directors and officers. These loans currently are made in the ordinary course of business with the same collateral, interest rates and underwriting criteria as those of comparable transactions prevailing at the time and do not involve more than the normal risk of collectibility or present other unfavorable features. Under current law, loans to directors and executive officers are required to be made on substantially the same terms, including interest rates, as those prevailing for comparable transactions and must not involve more than the normal risk of repayment or present other unfavorable features. Furthermore, all loans above $500,000 to such persons must be approved in advance by a disinterested majority of the Board of Directors. At December 31, 2000, such loans to directors and executive officers totaled $1.3 million, or 3.7% of the Company's stockholders' equity, at that date.

                                 SIGNATURES

            In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               COMMUNITY FINANCIAL CORP.



                               By: /s/ Wayne H. Benson
                                   ---------------------------------------------
                                   Wayne H. Benson
                                   President and Chief Executive Officer

                                EXHIBIT INDEX


Ex. No.                                  Description
-------                                  -----------

2.1 Stock Purchase Agreement, dated as of January 24, 2001, by and among Community Financial Corp., American Bank of Illinois in Highland, and First Mid-Illinois Bank & Trust, N.A.****

2.2 Stock Purchase Agreement, dated as of November 16, 2000, by and among Community Financial Corp., The Egyptian State Bank and Midwest Community Bancshares, as amended****

2.3 Stock Purchase Agreement, dated as of November 17, 2000, by and between Community Financial Corp. and The First National Bank of St. Louis****

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

10.6 Community Bank & Trust, N.A. Supplemental Executive Retirement Agreements with Shirley B. Kessler, Wayne H. Benson and Douglas W. Tompson* (Management Compensatory Plan or Arrangement)

21                Subsidiaries of the Registrant****

23                Consent of Larsson, Woodyard & Henson, CPAs****

[FN]
--------------------

* Incorporated herein by reference from the Company's Registration Statement on Form S-1 filed December 30, 1994 (File No. 33-88102).

** Incorporated herein by reference from the Company's Registration Statement on Form 8-A (File No. 0-26292).

*** Incorporated herein by reference from the Company's Current Report on Form 8-K filed March 6, 2000.

**** Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2000.