Form 10QSB
period 2001-03-31
COMMUNITY FINANCIAL CORP /IL/
filed 2001-05-21
CIK 934858

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                    ------------------------------------

                                 FORM 10-QSB



(Mark One)
    x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001


                                     OR


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----  SECURITIES EXCHANGE ACT OF 1934


Commission File Number:  0-26292


                          COMMUNITY FINANCIAL CORP
          --------------------------------------------------------
           (Exact name of registrant as specified in its charter)


           ILLINOIS                                           37-1337630
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


240 E. CHESTNUT STREET, OLNEY, ILLINOIS                       62450-2295
----------------------------------------                      ----------
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

        Issuer's revenues for the most recent fiscal year: Approximately:
$23.8 million.

        As of May 8, 2001, the Registrant had 2,147,470 shares of Common Stock issued and outstanding.

                                       CONTENTS

                                                                                  PAGE
                                                                                  ----
PART I.  FINANCIAL INFORMATION
         ---------------------


  Item 1.  Financial Statements

          Consolidated Balance Sheets as of March 31, 2001
                  and December 31, 2000..............................................3

          Consolidated Statements of Income for the Three-Month
                  Period Ended March 31, 2001 and 2000...............................4

          Consolidated Statements of Cash Flows for the Three-Month
                  Period Ended March 31, 2001 and 2000...............................5

          Consolidated Statements of Stockholders' Equity for the
                  Three-Month Period Ended March 31, 2001............................7

          Notes to Consolidated Financial Statements.................................8


  Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations................................11


PART II.  OTHER INFORMATION
          -----------------


  Item 1.  Legal Proceedings........................................................14

  Item 2.  Changes in Securities and Use of Proceeds................................14

  Item 3.  Quantitative and Qualitative Disclosure About Market Risk................14

  Item 4.  Submission of Matters to a Vote of Security-Holders....................  14

  Item 5.  Other Information........................................................14

  Item 6.  Exhibits and Reports on Form 8-K.........................................14


SIGNATURES..........................................................................15

                            PART 1 - FINANCIAL INFORMATION
                      COMMUNITY FINANCIAL CORP AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                (DOLLARS IN THOUSANDS)

                                                              MARCH 31    DECEMBER 31
ASSETS                                                          2001         2000
------                                                      (UNAUDITED)    (AUDITED)
                                                            -----------   -----------
CASH AND CASH EQUIVALENTS:
  CASH                                                       $   6,994     $   8,936
  INTEREST BEARING DEPOSITS                                     15,957        11,507
                                                             ---------     ---------
TOTAL CASH AND CASH EQUIVALENTS                                 22,951        20,443

SECURITIES AVAILABLE FOR SALE (amortized cost                   37,108        57,073
  of $37,019 (2001) and $57,407 (2000))
SECURITIES HELD TO MATURITY (estimated market value                859           909
  of $877 (2001) and $917 (2000))
MORTGAGE-BACKED & RELATED SECURITIES AVAILABLE FOR SALE         10,301        10,909
  (amortized cost of $10,299 (2001) and $11,036 (2000))
LOANS RECEIVABLE, net                                          138,540       171,542
FORECLOSED REAL ESTATE, net                                        311           458
ACCRUED INTEREST RECEIVABLE                                      2,239         2,854
PREMISES AND EQUIPMENT, net                                      4,913         7,149
PREPAID INCOME TAXES                                               434           677
DEFERRED INCOME TAXES                                              299           698
GOODWILL                                                           367         3,578
CORE DEPOSIT INTANGIBLE                                            216           589
OTHER ASSETS                                                       528           818
                                                             ---------     ---------
      TOTAL ASSETS                                           $ 219,066     $ 277,697
                                                             =========     =========

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------

DEPOSITS                                                     $ 177,431     $ 232,785
FEDERAL HOME LOAN BANK ADVANCES                                  5,000         6,000
REPURCHASE AGREEMENTS                                            2,758         2,766
ADVANCES FROM BORROWERS FOR TAXES AND INSURANCE                     47            30
ACCRUED INTEREST PAYABLE                                           444           499
OTHER LIABILITIES                                                  384           727
                                                             ---------     ---------
      TOTAL LIABILITIES                                      $ 186,064     $ 242,807
                                                             ---------     ---------

STOCKHOLDER EQUITY:
  COMMON STOCK, $.01 PAR VALUE PER SHARE:
  7,000,000 SHARES AUTHORIZED; 2,147,470
  SHARES ISSUED AT MARCH 31, 2001
  AND DECEMBER 31, 2000                                      $      26     $      26
  ADDITIONAL PAID-IN CAPITAL                                    25,641        25,641
  TREASURY STOCK                                                (6,263)       (6,263)
  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)                     60          (303)
  RETAINED EARNINGS                                             13,538        15,789
                                                             ---------     ---------
     TOTAL STOCKHOLDER EQUITY                                $  33,002     $  34,890
                                                             ---------     ---------

      TOTAL LIABILITIES AND STOCKHOLDER EQUITY               $ 219,066     $ 277,697
                                                             =========     =========

See accompanying notes to consolidated financial statements.

                        COMMUNITY FINANCIAL CORP AND SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF INCOME
                                  (DOLLARS IN THOUSANDS)
                                       (UNAUDITED)
                                                                  THREE MONTHS ENDED
                                                                       MARCH 31
                                                                 2001            2000
                                                              -----------     -----------
INTEREST INCOME:
   INTEREST ON LOANS                                          $     3,021     $     3,170
   INTEREST ON MORTGAGE-BACKED AND RELATED SECURITIES                 133             562
   INTEREST ON SECURITIES AND INTEREST-BEARING DEPOSITS               734             629
                                                              -----------     -----------
      TOTAL INTEREST INCOME                                   $     3,888     $     4,361
                                                              -----------     -----------
INTEREST EXPENSE:
   INTEREST ON DEPOSITS                                       $     2,060     $     1,885
   INTEREST ON OTHER BORROWED FUNDS                                   118             586
                                                              -----------     -----------
      TOTAL INTEREST EXPENSE                                  $     2,178     $     2,471
                                                              -----------     -----------

      NET INTEREST INCOME                                     $     1,710     $     1,890
PROVISIONS FOR LOAN LOSSES                                             49              64
                                                              -----------     -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           $     1,661     $     1,826
                                                              -----------     -----------
NON-INTEREST INCOME:
   SERVICE FEES                                               $       350     $       435
   INSURANCE AND ANNUITY COMMISSIONS                                   55              77
   NET GAIN (LOSS) ON SALE OF SECURITIES                                0               3
   OTHER                                                               22              17
                                                              -----------     -----------
      TOTAL NON-INTEREST INCOME                               $       427     $       532
                                                              -----------     -----------
NON-INTEREST EXPENSE:
   COMPENSATION AND BENEFITS                                  $       676     $       927
   OCCUPANCY                                                          113              98
   EQUIPMENT AND FURNISHING                                           132             151
   DATA PROCESSING                                                    135              95
   FEDERAL DEPOSIT INSURANCE PREMIUMS                                  93              42
   PROFESSIONAL FEES                                                  197             178
   SUPPLIES                                                            33              29
   GOODWILL                                                            25              23
   OTHER                                                              278             303
                                                              -----------     -----------
      TOTAL NON-INTEREST EXPENSE                              $     1,682     $     1,846
                                                              -----------     -----------

      INCOME (LOSS) BEFORE INCOME TAXES                       $       406     $       512
PROVISION FOR INCOME TAXES                                            141             173
                                                              -----------     -----------
      INCOME (LOSS) BEFORE DISPOSAL OF BUSINESS SEGMENTS      $       265     $       339
DISPOSAL OF BUSINESS SEGMENTS
    EQUITY IN EARNINGS OF SOLD SUBSIDIARIES                          (129)            (25)
    (LOSS) ON SALE OF SUBSIDIARIES                                 (2,387)              0
                                                              -----------     -----------

      NET INCOME (LOSS)                                       $    (2,251)    $       314

OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAX
    UNREALIZED GAIN (LOSS) ON SECURITIES AVAILABLE FOR
    SALE ARISING IN PERIOD                                            363             (23)
                                                              -----------     -----------
     COMPREHENSIVE INCOME                                     $    (1,888)    $       291
                                                              ===========     ===========

WEIGHTED SHARES OUTSTANDING FOR BASIC EARNINGS PER SHARE        2,147,470       2,123,640
BASIC EARNINGS (LOSS) PER SHARE                               $     (1.05)    $      0.15
                                                              ===========     ===========
WEIGHTED SHARES OUTSTANDING FOR DILUTED EARNINGS PER SHARE      2,147,470       2,123,640
DILUTED EARNINGS (LOSS) PER SHARE                             $     (1.05)    $      0.15
                                                              ===========     ===========

See accompanying notes to consolidated financial statements.


                       COMMUNITY FINANCIAL CORP AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                (DOLLARS IN THOUSANDS)
                                      (UNAUDITED)
                                                                   THREE MONTHS ENDED
                                                                        MARCH 31
                                                                   2001         2000
                                                                 --------     --------
OPERATING ACTIVITIES:
   NET INCOME (LOSS)                                             $ (2,251)    $    314
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
    PROVISION FOR DEPRECIATION                                        168          142
    PROVISION FOR LOAN LOSSES                                         173           64
    ACCRETION OF DISCOUNTS ON SECURITIES                               (7)          (7)
    AMORTIZATION OF PREMIUMS ON SECURITIES                              3           16
    AMORTIZATION OF INTANGIBLES                                        75           23
    (INCREASE) DECREASE IN ACCRUED INTEREST RECEIVABLE                109          179
    (INCREASE) DECREASE IN OTHER ASSETS                               129          137
    (DECREASE) INCREASE IN ACCRUED INCOME TAXES                       141          322
    (INCREASE) DECREASE IN DEFERRED INCOME TAXES                      185            0
    INCREASE (DECREASE) IN ACCRUED INTEREST PAYABLE                   175          192
    INCREASE (DECREASE) IN OTHER LIABILITIES                         (255)        (695)
    STOCK DIVIDEND DISTRIBUTED BY FHLB                                (54)         (41)
    DIVESTMENT OF SUBSIDIARIES                                      2,258            0
    LOSS (GAIN) ON SALE OF SECURITIES AND MORTGAGE-BACKED
     AND RELATED SECURITIES                                             0            4
    LOSS (GAIN) ON SALE OF PREMISES AND EQUIPMENT                       0           (7)
                                                                 --------     --------
     NET CASH PROVIDED (USED IN) BY OPERATING ACTIVITIES         $    849     $    643
                                                                 --------     --------

INVESTING ACTIVITIES:
    PROCEEDS FROM MATURITIES OF SECURITIES HELD TO MATURITY            50          126
    PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE FOR SALE       9,500            0
    PROCEEDS FROM SALES OF MORTGAGE-BACKED AND RELATED
     SECURITIES AVAILABLE FOR SALE                                      0          321
    PURCHASE OF SECURITIES AVAILABLE FOR SALE                     (10,500)           0
    PROCEEDS FROM DIVESTMENTS                                       7,900            0
    DECREASE (INCREASE) IN LOAN RECEIVABLE                            754        2,942
    PRINCIPAL COLLECTED ON MORTGAGE-BACKED AND RELATED
     SECURITIES                                                       447        1,267
    DECREASE (INCREASE) IN FORECLOSED REAL ESTATE                      68         (142)
    PURCHASE OF PREMISES AND EQUIPMENT                                (11)         (32)
    PROCEEDS FROM SALE OF EQUIPMENT                                     0            7
                                                                 --------     --------
     NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES         $  8,208     $  4,489
                                                                 --------     --------

FINANCING ACTIVITIES:
    NET INCREASE(DECREASE) IN DEPOSITS                           $  3,369     $  4,162
    INCREASE IN ADVANCES FROM BORROWERS
     FOR TAXES AND INSURANCE                                           17           20
    PROCEEDS FROM BORROWINGS                                            0            0
    REPAYMENT OF BORROWINGS                                        (1,000)     (11,908)
    INCREASE (DECREASE) IN REPURCHASE AGREEMENTS                       (8)        (722)
    AMORTIZATION OF MRP                                                 0           58
                                                                 --------     --------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         $  2,378     $ (8,390)
                                                                 --------     --------

     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            $ 11,435     $ (3,258)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 $ 11,515     $  8,941
                                                                 --------     --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 22,950     $  5,683
                                                                 ========     ========


                   COMMUNITY FINANCIAL CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)
                                                            THREE MONTHS ENDED
                                                                  MARCH 31
                                                              2001       2000
                                                            -------    -------
SUPPLEMENTAL DISCLOSURES:
  ADDITIONAL CASH FLOW INFORMATION:
   CASH PAID FOR:
    INTEREST ON DEPOSITS, ADVANCES AND
     OTHER BORROWINGS                                       $ 2,553    $ 2,686

SCHEDULE OF NONCASH INVESTING ACTIVITIES:
  STOCK DIVIDENDS DISTRIBUTED BY THE
   FEDERAL HOME LOAN BANK OF CHICAGO                        $    54    $    41

CHANGE IN UNREALIZED GAIN (LOSS) ON SECURITIES
  AVAILABLE FOR SALE                                        $   550    $   (19)

CHANGE IN DEFERRED INCOME TAXES ATTRIBUTED TO
  UNREALIZED GAIN (LOSS) ON SECURITIES AVAILABLE
  FOR SALE                                                  $  (187)   $     6

                                             COMMUNITY FINANCIAL CORP. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                       (DOLLARS IN THOUSANDS)
                                                            (UNAUDITED)
                                                                                                ACCUMULATED
                                       ADDITIONAL                                                  OTHER
                              COMMON     PAID-IN     TREASURY  UNALLOCATED    MRP     RETAINED COMPREHENSIVE          COMPREHENSIVE
                              STOCK      CAPITAL      STOCK    ESOP SHARES   STOCK    EARNINGS    INCOME      TOTAL       INCOME
                             ------------------------------------------------------------------------------------------------------
BALANCE
  DECEMBER 31, 2000          $    26     $25,641     $(6,263)    $     0    $    0    $15,789    $  (303)    $34,890

COMPREHENSIVE INCOME
 NET INCOME                                                                           $(2,251)               $(2,251)    $(2,251)
 OTHER COMPREHENSIVE INCOME
  UNREALIZED GAINS (LOSS)
   ON SECURITIES                                                                                                         $   550
  RELATED TAX EFFECT                                                                                                     $  (187)
                                                                                                                         -------
 OTHER COMPREHENSIVE INCOME                                                                      $   363     $   363     $   363
                                                                                                                         -------
COMPREHENSIVE INCOME                                                                                                     $(1,888)
                                                                                                                         =======
                             ---------------------------------------------------------------------------------------
BALANCE
March 31, 2001               $    26     $25,641     $(6,263)    $     0    $    0    $13,538    $    60     $33,002
                             =======================================================================================




See accompanying notes to consolidated financial statements.

                          COMMUNITY FINANCIAL CORP
                              and SUBSIDIARIES

                 Notes to Consolidated Financial Statements

                               March 31, 2001

                                 (Unaudited)

(1)      DESCRIPTION OF THE BUSINESS

         Community Financial Corp (the Company), an Illinois corporation, is a bank holding company for Community Bank & Trust, N.A., and American Bank of Illinois. Community Financial Corp is primarily engaged in the business of directing, planning and coordinating the business activities of its subsidiaries, which primarily consist of accepting deposits from the general public through its subsidiaries and investing these funds in loans in their market areas and in investment securities and mortgage-backed securities.

(2)      BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three months ended March 31, 2001 and 2000.

(3)      PRINCIPLES OF CONSOLIDATION

         The accompanying unaudited consolidated financial statements include the accounts of Community Financial Corp, Community Bank & Trust, N.A. and American Bank of Illinois. All significant intercompany items have been eliminated.

(4)      SALE OF SUBSIDIARIES

         On February 28, 2001, the Company sold all of the common stock of The Egyptian State Bank (ESB) and Mid-America Bank of St. Clair County (MAB) for the cash amount of $4,200,000 and $3,700,000, respectively, totaling $7,900,000. The transactions with ESB and MAB resulted in a loss of $1,307,000 and $951,000, respectively, totaling $2,258,000, which has been included in operations in 2001. The Company's share of the equity in the undistributed earnings (losses) of ESB and MAB for 2001, through the date of sale was $28,000 and ($157,000), respectively, for a total of ($129,000) and is included in other income.

         Following is a summary of net assets and results of operations for "ESB" and "MAB" as of December 31, 2000 and February 28, 2001 and for the periods then ended.


                                       COMMUNITY FINANCIAL CORP
                                         SALE OF SUBSIDIARIES
                                        (DOLLARS IN THOUSANDS)

                                                         "ESB"                           "MAB"
                                                  At              At              At              At
                                                Feb 28,         Dec 31,         Feb 28,         Dec 31,
                                                 2001            2000            2001            2000

Cash and Cash Equivalents                      $ 5,982         $ 3,442         $ 8,968         $ 5,486
Securities Available for Sale                   14,894          14,904           4,453           6,321
Loans Receivable, net                           15,482          17,557          12,787          14,827
Foreclosed Real Estate, net                          0               0               0              80
Accrued Interest Receivable                        319             335             146             171
Premises and Equipment, net                        649             656           1,432           1,447
Goodwill                                         1,786           1,811           1,723           1,747
Other Assets                                        21              13             475             378
                                               -------         -------         -------         -------

      Total Assets                             $39,133         $38,718         $29,984         $30,457

Deposits                                        33,521          33,284          25,035          25,440
Other Liabilities                                  215             118             266             198
                                               -------         -------         -------         -------

      Net Assets                               $ 5,397         $ 5,316         $ 4,683         $ 4,819
                                               =======         =======         =======         =======


                                                         "ESB"                           "MAB"
                                               For The                         For The
                                             Period From       For The       Period From        For The
                                              January 1,         Year         January 1,         Year
                                               Through          Ended          Through          Ended
                                             February 28,    December 31,    February 28,    December 31,
                                                 2001            2000            2001            2000

Interest Income                                $   423         $ 2,629         $   315         $ 1,943
Interest Expense                                   201           1,224             229           1,252
                                               -------         -------         -------         -------

Net Interest Income                                222           1,405              86             691

Provisions for Loan Losses                          10             187             114             370
                                               -------         -------         -------         -------

Net Interest Income (Loss) After Provions          212           1,218             (28)            321
Non-Interest Income                                 13              73              22             239
Non-Interest Expense                               193           1,140             225           1,075
                                               -------         -------         -------         -------

Income (Loss) Before Income Taxes                   32             151            (231)           (515)
Income Tax Expense (Benefit)                         4              70             (74)           (122)
                                               -------         -------         -------         -------

Net Income (Loss)                              $    28         $    81         $  (157)        $  (393)
                                               =======         =======         =======         =======

(5)      EARNINGS PER SHARE

                                             For the three months ended March 31, 2001
                                             -----------------------------------------
                                               Income        Shares         Per Share
                                                                              Amount
           Basic earnings per share
           Income available to
            common shareholders            $(2,251,000)    2,147,470       $   (1.05)

           Dilutive earnings per share
           Income available to
            common shareholders            $(2,251,000)    2,147,470       $   (1.05)

                                             For the three months ended March 31, 2000
                                             -----------------------------------------

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS
        -------------
COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2001 AND DECEMBER 31, 2000.

The Company's financial condition decreased during the period as reflected by a decrease in total assets of $58.6 million, or 21.1% from $277.7 million at December 31, 2000 to $219.1 million at March 31, 2001. The decrease was primarily due to the sales of The Egyptian State Bank, which reduced assets by $39.1 million, and Mid-America Bank of St. Clair County, which reduced assets by $30.0 million, on February 28, 2001. After restating the December 31, 2000 financial statement to remove the effects of the February 28, 2001 sale of the subsidiaries, the Company's financial position remained unchanged as total assets increased, net of sale proceeds of $7.9 million, by $2.6 million, or 1.2% from $216.5 million at December 31, 2000 (restated) to $219.1 million at March 31, 2001.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000.

NET INCOME. The Company reported a net loss of $2.3 million for the three months ended March 31, 2001, as compared to net income of $314,000 for the three months ended March 31, 2000. This represents a decrease of $2.6 million which was primarily due to the loss on the sale of the subsidiaries of $2.4 million and associated expenses.

NET INTEREST INCOME. Net interest income decreased $180,000, or 9.5% from $1.9 million for the three months ended March 31, 2000 to $1.7 million for the three months ended March 31, 2001.

INTEREST INCOME. Interest income decreased by $473,000, or 10.8% from $4.4 million at March 31, 2000 to $3.9 million at March 31, 2001. Interest income on loans decreased by $149,000, or 4.7% from $3.1 million for the three months ended March 31, 2000 to $3.0 million for the three months ended March 31, 2001. The decrease was due to a volume decrease as the balance of loans decreased $8.1 million, or 5.5% from $148.4 million for the quarter ended March 31, 2000 (restated) to $140.3 million for the quarter ending March 31, 2001 (restated). The decrease in interest income on the investment portfolio of $324,000, or 27.2% was due to the reduction of the investment portfolio.

INTEREST EXPENSE. Interest expense decreased by $293,000, or 11.9% from $2.5 million at March 31, 2000 to $2.2 million at March 31, 2001. Interest expense on deposits increased by $175,000, or 9.3% from $1.9 million for the three months ended March 31, 2000 to $2.1 million for the three months ended March 31, 2001. The increase was due to a volume increase as the balance of deposits increased $5.8 million, or 3.4% from $171.6 million for the quarter ended March 31, 2000 (restated) to $177.4 million for the quarter ending March 31, 2001 (restated). Interest on borrowings decreased by $468,000, or 79.9% from $586,000 for the three months ended March 31, 2000 to $118,000 for the three months ended March 31, 2000. The primary reason for the decrease was due to the reduction in borrowings from $30.1 million at March 31, 2000 to $5.0 million at March 31, 2001.

PROVISION FOR LOAN LOSSES. The Company established provisions for loan losses of $49,000 and $64,000 for the three months ended March 31, 2001 and 2000, respectively. The Company's provisions for loan losses for the three months ended March 31, 2001, were made to maintain the allowance for loan losses at an adequate level during that period. While management believes that the allowance for loan losses is adequate at the present time, there can be no assurance that the allowance for loan losses will be adequate to cover any losses on non-performing assets in the future.

NONINTEREST INCOME (LOSS). Noninterest income was a loss of $2.1 million for the three months ended March 31, 2001 as compared to a gain of $507,000 for the three months ended March 31, 2000. The reduction of noninterest income was primarily due to the $2.4 million loss from the sale of the subsidiaries. The loss was primarily the result of writing off the unamortized balance of goodwill. After removing the activity relating to the sale of the subsidiaries, the restated noninterest income decreased by $105,000, or 19.7% from $532,000 at March 31, 2000 to $427,000 at March 31,
2001. Of the decrease, service fees decreased $85,000, or 19.5% from $435,000 for the three months ended March 31, 2000 to $350,000 for the three months ended March 31, 2001 as the result of decreased loan volume during the periods.

NONINTEREST EXPENSE. Noninterest expense decreased by $164,000, or 8.9% from $1.8 million for the three months ended March 31, 2000 to $1.7 million for the three months ended March 31, 2001. Of the decrease, salaries and employee benefits decreased $251,000, or 27.1% from $927,000 for the three months ended March 31, 2000 to $676,000 for the three months ended March 31, 2001 primarily as the results of the ESOP being terminated after December, 2000 and the final MRP allocation was made in 2000. In addition, data processing fees increased $40,000, or 42.1% from $95,000 for the three months ended March 31, 2000 to $135,000 for the three months ended March 31, 2001 due to conversion related expenses.

INCOME TAX EXPENSE. The Company's income tax expense was estimated at $141,000 and $173,000 for the three months ended March 31, 2001 and 2000, respectively. The losses from the sale of the subsidiary banks are considered capital losses and do not reduce income from operations for income tax purposes.

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

The Company has other sources of liquidity if there is a need for funds. The Company has a portfolio of unpledged investment securities and mortgage-backed and related securities with an aggregate market value of $19.4 million at March 31, 2001 classified as available for sale. Another source of liquidity is the Bank's ability to obtain advances from the FHLB of Chicago. In addition, the Company maintains a significant portion of its investments in interest-bearing deposits at other financial institutions that would be available if needed.

The Company anticipates that it will have sufficient funds available to meet commitments outstanding and to meet loan demand. As of March 31, 2001, the Company's ratios of Tier I capital to adjusted total assets was 12.7%, as compared to the required level of 3.0%. The risk-based capital ratio at that date was 23.9%, as compared to the requirement of 8.0%.

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

                  Stuart Chris Engel, an established customer (since March
                  1999), was indicted in the United States District Court, Central District of Illinois, in criminal case number 00-20046 on August 18, 2000 for his alleged involvement in a conspiracy to commit mail fraud, wire fraud, money laundering, and conducting financial transactions with the proceeds of illegal activity. In Count 21 of the indictment, as a result of the preceding criminal charges, and in a parallel civil forfeiture proceeding, the U. S. seeks to forfeit any and all interests the 19 named co-conspirators may have individually and or in association with each other, or others, in and to all properties, real and personal, involved in the aforestated offenses and property traceable to such property equal to at least $12,500,000. The assets, subject to the government's forfeiture proceeding includes assets of Engel and others that have been pledged as security for the loans made by the Company. These assets include commercial and personal real estate, vehicles, equipment, and inventory. The Company is vigorously contesting the forfeiture and is seeking to recover against the assets securing its loans, which total approximately $1.7 million. The Company and its attorneys are working with the federal prosecutor in locating, securing, and liquidating the assets of Engel used to secure his loans. The Company has been unsuccessful, to date, in its efforts to realize any value for its collateral. Therefore, the projected recovery of any part of the charged-off loans is undeterminable at this time.

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




                                          COMMUNITY FINANCIAL CORP



Date:  May 21, 2001                       /s/ Wayne H. Benson
                                          -------------------------------------
                                          Wayne H. Benson
                                          President and Chief Executive Officer
                                          (Chief Executive Officer)




Date:  May 21, 2001                       /s/ Douglas W. Tompson
                                          -------------------------------------
                                          Douglas W. Tompson
                                          Chief Financial Officer)