Form 10QSB
period 2001-06-30
COMMUNITY FINANCIAL CORP /IL/
filed 2001-08-14
CIK 934858

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                     ----------------------------------

                                 FORM 10-QSB



(Mark One)
    x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001


                                    OR


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----  SECURITIES EXCHANGE ACT OF 1934


Commission File Number: 0-26292


                          COMMUNITY FINANCIAL CORP.
          --------------------------------------------------------
           (Exact name of registrant as specified in its charter)


             ILLINOIS                                     37-1337630
-------------------------------                      -------------------
(State or other jurisdiction of                        (I.R.S.Employer
 incorporation or organization)                      Identification No.)


240 E. CHESTNUT STREET, OLNEY, ILLINOIS                   62450-2295
----------------------------------------                  ----------
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

      As of August 8, 2001, the Registrant had 2,147,470 shares of Common Stock issued and outstanding.

      Transitional Small Business Disclosure Format (Check one):
Yes     No  X
   -----  -----

                                  CONTENTS


PART I. FINANCIAL INFORMATION                                             PAGE
        ---------------------                                             ----


  Item 1.  Financial Statements

          Consolidated Balance Sheets as of June 30, 2001
                  and December 31, 2000.....................................3

          Consolidated Statements of Income for the Three-Month
                  and Six-Month Periods Ended June 30, 2001 and 2000........4

          Consolidated Statements of Cash Flows for the Three-Month
                  and Six-Month Periods Ended June 30, 2001 and 2000........5

          Consolidated Statements of Stockholders' Equity for the
                  Six-Month Period Ended June 30, 2001......................7

          Notes to Consolidated Financial Statements........................8


  Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.......................11


PART II.  OTHER INFORMATION
          -----------------


  Item 1.  Legal Proceedings...............................................14

  Item 2.  Changes in Securities...........................................14

  Item 3.  Quantitative and Qualitative Disclosure About Market Risk.......14

  Item 4.  Submission of Matters to a Vote of Security-Holders.............14

  Item 5.  Other Information...............................................14

  Item 6.  Exhibits and Reports on Form 8-K................................14


SIGNATURES.................................................................15

                         PART 1 - FINANCIAL INFORMATION
                    COMMUNITY FINANCIAL CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                               JUNE 30    DECEMBER 31
ASSETS                                                           2001        2000
------                                                       (UNAUDITED)   (AUDITED)
                                                             -----------  -----------
CASH AND CASH EQUIVALENTS:
  CASH                                                        $   3,780    $   8,936
  INTEREST BEARING DEPOSITS                                      25,875       11,507
                                                              ---------    ---------
 TOTAL CASH AND CASH EQUIVALENTS                                 29,655       20,443

SECURITIES AVAILABLE FOR SALE (amortized cost                    31,462       57,073
  of $31,389 (2001) and $57,407 (2000))
SECURITIES HELD TO MATURITY (estimated market value                 859          909
  of $874 (2001) and $917 (2000))
MORTGAGE-BACKED & RELATED SECURITIES AVAILABLE FOR SALE           9,345       10,909
  (amortized cost of $9,325 (2001) and $11,036 (2000))
LOANS RECEIVABLE, net                                           112,280      171,542
FORECLOSED REAL ESTATE, net                                         128          458
ACCRUED INTEREST RECEIVABLE                                       1,637        2,854
PREMISES AND EQUIPMENT, net                                       3,003        7,149
PREPAID INCOME TAXES                                                 73          677
DEFERRED INCOME TAXES                                               256          698
GOODWILL                                                              0        3,578
CORE DEPOSIT INTANGIBLE                                               0          589
OTHER ASSETS                                                        392          818
                                                              ---------    ---------
      TOTAL ASSETS                                            $ 189,090    $ 277,697
                                                              =========    =========

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------

DEPOSITS                                                      $ 145,290    $ 232,785
FEDERAL HOME LOAN BANK ADVANCES                                   5,000        6,000
REPURCHASE AGREEMENTS                                             4,734        2,766
ADVANCES FROM BORROWERS FOR TAXES AND INSURANCE                      56           30
ACCRUED INTEREST PAYABLE                                            286          499
OTHER LIABILITIES                                                   390          727
                                                              ---------    ---------
      TOTAL LIABILITIES                                       $ 155,756    $ 242,807
                                                              ---------    ---------

STOCKHOLDER EQUITY:
  COMMON STOCK, $.01 PAR VALUE PER SHARE:
  7,000,000 SHARES AUTHORIZED; 2,147,470
  SHARES ISSUED AT JUNE 30, 2001
  AND DECEMBER 31, 2000                                       $      26    $      26
  ADDITIONAL PAID-IN CAPITAL                                     25,641       25,641
  TREASURY STOCK                                                 (6,263)      (6,263)
  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)                      61         (303)
  RETAINED EARNINGS                                              13,869       15,789
                                                              ---------    ---------
     TOTAL STOCKHOLDER EQUITY                                 $  33,334    $  34,890
                                                              ---------    ---------

      TOTAL LIABILITIES AND STOCKHOLDER EQUITY                $ 189,090    $ 277,697
                                                              =========    =========

See accompanying notes to consolidated financial statements.

                                     COMMUNITY FINANCIAL CORP. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENT OF INCOME
                                              (DOLLARS IN THOUSANDS)
                                                    (UNAUDITED)
                                                                THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                    JUNE 30                    JUNE 30
                                                                2001         2000         2001          2000
                                                             -----------------------   ------------------------
INTEREST INCOME:
   INTEREST ON LOANS                                         $    2,258   $    2,672   $    4,747    $    5,392
   INTEREST ON MORTGAGE-BACKED AND RELATED SECURITIES               152          538          285         1,099
   INTEREST ON INVESTMENTS AND INTEREST-BEARING DEPOSITS            727          550        1,383         1,104
                                                             ----------   ----------   ----------    ----------
     TOTAL INTEREST INCOME                                   $    3,137   $    3,760   $    6,415    $    7,595
                                                             ----------   ----------   ----------    ----------
INTEREST EXPENSE:
   INTEREST ON DEPOSITS                                      $    1,701   $    1,706   $    3,474    $    3,350
   INTEREST ON OTHER BORROWED FUNDS                                 110          527          218         1,093
                                                             ----------   ----------   ----------    ----------
     TOTAL INTEREST EXPENSE                                  $    1,811   $    2,233   $    3,692    $    4,443
                                                             ----------   ----------   ----------    ----------
     NET INTEREST INCOME                                     $    1,326   $    1,527   $    2,723    $    3,152
PROVISIONS FOR LOAN LOSSES                                          400          283   $      449    $      339
                                                             ----------   ----------   ----------    ----------
     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     $      926   $    1,244   $    2,274    $    2,813
                                                             ----------   ----------   ----------    ----------
NON-INTEREST INCOME:
   SERVICE FEES                                              $      256   $      266   $      492    $      621
   INSURANCE AND ANNUITY COMMISSIONS                                 51           96          104           172
   NET GAIN (LOSS) ON SALE OF SECURITIES                              0            0            0            (4)
   OTHER                                                             11           14           27            34
                                                             ----------   ----------   ----------    ----------
     TOTAL NON-INTEREST INCOME                               $      318   $      376   $      623    $      823
                                                             ----------   ----------   ----------    ----------
NON-INTEREST EXPENSE:
   COMPENSATION AND BENEFITS                                 $      566   $      677   $    1,118    $    1,470
   OCCUPANCY                                                         97           89          183           168
   EQUIPMENT AND FURNISHINGS                                        104           56          213           188
   DATA PROCESSING                                                  113           71          212           141
   FEDERAL DEPOSIT INSURANCE PREMIUMS                                85           37          172            73
   PROFESSIONAL FEES                                                247          201          437           371
   SUPPLIES                                                          23           29           50            52
   GOODWILL                                                           0            0            0             0
   OTHER                                                            236          286          461           532
                                                             ----------   ----------   ----------    ----------
     TOTAL NON-INTEREST EXPENSE                              $    1,471   $    1,446   $    2,846    $    2,995
                                                             ----------   ----------   ----------    ----------
     INCOME (LOSS) BEFORE INCOME TAXES                       $     (227)  $      174   $       51    $      641
PROVISION (BENEFIT) FOR INCOME TAXES                                (66)          50           23           207
                                                             ----------   ----------   ----------    ----------
INCOME (LOSS) BEFORE DISPOSAL OF BUSINESS SEGMENTS           $     (161)  $      124   $       28           434
DISPOSAL OF BUSINESS SEGMENTS
    EQUITY IN EARNINGS (LOSS) OF SOLD SUBSIDIARIES                 (100)           5         (152)            9
    GAIN (LOSS) ON SALE OF SUBSIDIARIES                             592            0       (1,796)            0
                                                             ----------   ----------   ----------    ----------
      NET INCOME (LOSS)                                      $      331   $      129   $   (1,920)   $      443

OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAX
  UNREALIZED GAIN (LOSS) ON SECURITIES AVAILABLE FOR
  SALE ARISING IN PERIOD                                              1            8          364           (15)
                                                             ----------   ----------   ----------    ----------

 COMPREHENSIVE INCOME (LOSS)                                 $      332   $      137   $   (1,556)   $      428
                                                             ==========   ==========   ==========    ==========

WEIGHTED SHARES OUTSTANDING FOR BASIC EARNINGS PER SHARE      2,147,470    2,123,431    2,147,470     2,123,535
BASIC EARNINGS (LOSS) PER SHARE                              $      .15   $     0.06   $    (0.89)   $     0.21
                                                             ==========   ==========   ==========    ==========
WEIGHTED SHARES OUTSTANDING FOR DILUTED EARNINGS PER SHARE    2,161,208    2,123,431    2,148,420     2,123,535
DILUTED EARNINGS (LOSS) PER SHARE                            $      .15   $     0.06   $    (0.89)   $     0.21
                                                             ==========   ==========   ==========    ==========

See accompanying notes to consolidated financial statements.

                              COMMUNITY FINANCIAL CORP. AND SUBSIDIARY
                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (DOLLARS IN THOUSANDS)
                                            (UNAUDITED)

                                                            THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                  JUNE 30               JUNE 30
                                                              2001       2000       2001       2000
                                                            -------------------   -------------------
OPERATING ACTIVITIES:
 NET INCOME (LOSS)                                          $    331   $    129   $ (1,920)  $    443
 ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
   PROVISION FOR DEPRECIATION                                    118         51        237        171
   PROVISION FOR LOAN LOSSES                                     400        284        449        340
   ACCRETION OF DISCOUNTS ON SECURITIES                          (20)        (8)       (24)       (16)
   AMORTIZATION OF PREMIUMS ON SECURITIES                          3         17          5         33
   DECREASE IN ACCRUED INTEREST RECEIVABLE                       306         93        438        302
   DECREASE IN OTHER ASSETS                                      116        307        317        444
   (DECREASE) INCREASE IN ACCRUED INCOME TAXES                   475       (350)       563        (43)
   DECREASE IN DEFERRED INCOME TAXES                              13        234        186        232
   INCREASE (DECREASE) IN ACCRUED INTEREST PAYABLE               (31)       (99)        71         51
   INCREASE (DECREASE) IN OTHER LIABILITIES                       58        146       (172)      (643)
   STOCK DIVIDEND ON FHLB STOCK                                  (44)       (14)       (94)       (41)
   DIVESTMENT OF SUBSIDIARIES                                   (692)         0      1,644          0
   LOSS (GAIN) ON SALE OF SECURITIES AND
    MORTGAGE-BACKED AND RELATED SECURITIES                         0          0          0          4
   LOSS (GAIN) IN SALE OF PREMISES AND EQUIPMENT                   0          0          0         (7)
                                                            --------   --------   --------   --------

   NET CASH PROVIDED BY OPERATING ACTIVITIES                $  1,033   $    790   $  1,700   $  1,270
                                                            --------   --------   --------   --------

INVESTING ACTIVITIES:

    PROCEEDS FROM MATURITIES OF SECURITIES HELD TO MATURITY        0          0         50        210
    PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE
     FOR SALE                                                  9,000          0     18,500        105
    PROCEEDS FROM SALES OF MORTGAGE-BACKED AND RELATED
     SECURITIES AVAILABLE FOR SALE                                 0          0          0        321
    PURCHASE OF SECURITIES AVAILABLE FOR SALE                 (7,000)         0    (17,500)         0
    PROCEEDS FROM DIVESTMENTS                                  3,700          0     11,600          0
    DECREASE IN LOAN RECEIVABLE                                1,893        810      3,333      4,574
    PRINCIPAL COLLECTED ON MORTGAGE-BACKED AND RELATED
     SECURITIES                                                  924      1,146      1,371      2,625
    DECREASE (INCREASE) IN FORECLOSED REAL ESTATE                183         68        251        (74)
    PURCHASE OF PREMISES AND EQUIPMENT                            (3)       (10)        (5)       (74)
    PROCEEDS FROM SALE OF EQUIPMENT                                0          0          0          7
                                                            --------   --------   --------   --------

     NET CASH PROVIDED BY INVESTING ACTIVITIES              $  8,697   $  2,014   $ 17,600   $  7,694
                                                            --------   --------   --------   --------

                                 COMMUNITY FINANCIAL CORP. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (DOLLARS IN THOUSANDS)
                                              (UNAUDITED)


                                                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                     JUNE 30                JUNE 30
                                                                 2001       2000        2001        2000
                                                              ---------------------   --------------------

FINANCING ACTIVITIES:
NET INCREASE (DECREASE) IN DEPOSITS                           $  (2,770)  $   9,011   $     420   $ 12,231
   INCREASE IN ADVANCES FROM BORROWERS
    FOR TAXES AND INSURANCE                                           9          10          26         30
   INCREASE (DECREASE) IN FHLB ADVANCES                               0      (4,062)          0    (15,070)
   INCREASE (DECREASE) IN REPURCHASE AGREEMENTS                   1,976      (1,593)      1,968     (2,315)
   UNEARNED EMPLOYEE STOCK OWNERSHIP PLAN                             0          28           0         28
   AMORTIZATION OF MRP                                                0          57           0        115
                                                              ---------   ---------   ---------   --------

   CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES            $    (785)  $   3,451   $   2,414   $ (4,981)
                                                              ---------   ---------   ---------   --------

   INCREASE IN CASH AND CASH EQUIVALENTS                          8,945       6,255      21,714      3,983

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 20,710       4,012       7,941      6,284
                                                              ---------   ---------   ---------   --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  29,655   $  10,267   $  29,655   $ 10,267
                                                              =========   =========   =========   ========



SUPPLEMENTAL DISCLOSURES:
  ADDITIONAL CASH FLOWS INFORMATION:
   CASH PAID FOR:
    INTEREST ON DEPOSITS, ADVANCES AND
     OTHER BORROWINGS                                         $   1,781   $   2,406   $   3,763   $  4,493

   INCOME TAXES:
    FEDERAL                                                   $      45   $     250   $      45   $    250
    STATE                                                     $       0   $       0   $       0   $      0

SCHEDULE OF NONCASH INVESTING ACTIVITIES:
  STOCK DIVIDENDS DISTRIBUTED BY THE
   FEDERAL HOME LOAN BANK OF CHICAGO                          $      44   $      14   $      94   $     41

                                             COMMUNITY FINANCIAL CORP. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                      (DOLLARS IN THOUSANDS)
                                                            (UNAUDITED)

                                                                                                ACCUMULATED
                                       ADDITIONAL                                                  OTHER
                               COMMON   PAID-IN   TREASURY  UNALLOCATED    MRP     RETAINED    COMPREHENSIVE         COMPREHENSIVE
                                STOCK   CAPITAL     STOCK   ESOP SHARES   STOCK    EARNINGS    INCOME/(LOSS)  TOTAL  INCOME/(LOSS)
                               ---------------------------------------------------------------------------------------------------
BALANCE
  DECEMBER 31, 2000            $   26   $25,641   $(6,263)    $     0     $   0    $15,789       $   (303)   $34,890

COMPREHENSIVE INCOME/(LOSS)
 NET INCOME/(LOSS)                                                                 $(1,920)                  $(1,920)   $(1,920)
 OTHER COMPREHENSIVE INCOME
  UNREALIZED GAINS (LOSS)
   ON SECURITIES                                                                                                        $   552
  RELATED TAX EFFECTS                                                                                                   $  (188)
                                                                                                                        -------

 OTHER COMPREHENSIVE INCOME                                                                      $    364    $   364    $   364
                                                                                                                        -------

COMPREHENSIVE INCOME/(LOSS)                                                                                             $(1,556)
                                                                                                                        =======

                               -------------------------------------------------------------------------------------
BALANCE
June 30, 2001                  $   26   $25,641   $(6,263)    $     0     $   0    $13,869       $     61    $33,334
                               =====================================================================================

See accompanying notes to consolidated financial statements.

                            COMMUNITY FINANCIAL CORP.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                  June 30, 2001

                                   (Unaudited)

(1)      DESCRIPTION OF THE BUSINESS

         Community Financial Corp. (the "Company"), an Illinois corporation, is a bank holding company for Community Bank & Trust, N.A. ("CB&T"). The Company is primarily engaged in the business of directing, planning and coordinating the business activities of its subsidiary, which primarily consist of accepting deposits from the general public through the subsidiary and investing these funds in loans in its market area and in investment securities and mortgage-backed securities.

(2)      BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three months ended and six months ended June 30, 2001 and 2000.

(3)      PRINCIPLES OF CONSOLIDATION

         The accompanying unaudited consolidated financial statements include the accounts of Community Financial Corp. and Community Bank & Trust, N.A. All significant intercompany items have been eliminated.

(4)      SALE OF SUBSIDIARIES

         On April 20, 2001, the Company sold all of the common stock of American Bank of Illinois ("ABI") for the cash amount of $3,700,000. The sale of ABI resulted in a gain of $592,000, which has been included in operations in 2001. The Company's share of the equity in the undistributed loss of ABI for 2001, through the date of sale, was $23,000 and is included in other income.

         Following is a summary of net assets and results of operations for ABI as of December 31, 2000 and April 20, 2001 and for the periods then ended.

                                       COMMUNITY FINANCIAL CORP.
                                          SALE OF SUBSIDIARY
                                        (DOLLARS IN THOUSANDS)

                                                                                       ABI
                                                                           At                       At
                                                                        April 20,                Dec. 31,
                                                                          2001                     2000
                                                                        ---------                --------

Cash and Cash Equivalents                                               $  4,370                $  3,574
Securities Available for Sale                                              2,208                   3,665
Loans Receivable, net                                                     24,605                  23,367
Foreclosed Real Estate, net                                                    0                       0
Accrued Interest Receivable                                                  260                     272
Premises and Equipment, net                                                1,780                   1,811
Goodwill                                                                     575                     608
Other Assets                                                                  55                      75
                                                                        --------                --------

      Total Assets                                                      $ 33,853                $ 33,372

Deposits                                                                  30,508                  29,191
Other Liabilities                                                            358                   1,194
                                                                        --------                --------

      Net Assets                                                        $  2,987                $  2,987
                                                                        ========                ========


                                                                                       ABI
                                                                         For The
                                                                       Period From              For The
                                                                        January 1,                Year
                                                                         Through                 Ended
                                                                        April 20,             December 31,
                                                                          2001                    2000
                                                                       -----------            ------------
Interest Income                                                         $    742                $  2,273
Interest Expense                                                             359                   1,120
                                                                        --------                --------

Net Interest Income                                                          383                   1,153

Provisions for Loan Losses                                                     0                     175
                                                                        --------                --------

Net Interest Income After Provisions                                         383                     978
Non-Interest Income                                                          132                     343
Non-Interest Expense                                                         486                   1,273
                                                                        --------                --------

Income Before Income Taxes                                                    29                      48
Income Tax Expense                                                            52                      19
                                                                        --------                --------

Net Income (Loss)                                                       $    (23)               $     29
                                                                        ========                ========

(5)      EARNINGS PER SHARE


                                                 For the three months ended June 30, 2001
                                                 ----------------------------------------
                                                  Income        Shares         Per Share
                                                                                Amount

           Basic earnings per share
           Income available to
            common shareholders                $   330,442     2,147,470       $    0.15

           Effect of dilutive activities:
               Stock Options                                      13,738

           Dilutive earnings per share
           Income available to
            common shareholders                $   330,442     2,161,208       $    0.15


                                                 For the six months ended June 30, 2001
                                                 ----------------------------------------
                                                  Income        Shares         Per Share
                                                                                Amount
           Basic earnings (loss) per share
           Income (loss) available to
            common shareholders                $(1,920,334)    2,147,470       $   (0.89)

           Effect of dilutive activities:
               Stock Options                                         950

           Dilutive earnings (loss) per share
           Income (loss) available to
            common shareholders                $(1,920,334)    2,148,420       $   (0.89)

See accompanying notes to consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2001 AND DECEMBER 31, 2000.

The Company's financial condition decreased during the period as reflected by a decrease in total assets of $88.6 million, or 31.9% from $277.7 million at December 31, 2000 to $189.1 million at June 30, 2001. The decrease was primarily due to the sales of The Egyptian State Bank, which reduced assets by $39.1 million, and Mid-America Bank of St. Clair County, which reduced assets by $30.0 million, both of which were completed on February 28, 2001, and by the sale of American Bank of Illinois on April 20, 2001, which reduced assets by $33.9 million. After restating the December 31, 2000 financial statements to remove the effects of the sale of the subsidiaries, the Company's financial position remained unchanged as total assets increased, net of sale proceeds of $11.6 million, by $2.4 million, or 1.2% from $186.7 million at December 31, 2000 (restated) to $189.1 million at June 30, 2001.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000.

NET INCOME. Net income increased $202,000, or 156.6% from $129,000 for the three months ended June 30, 2000 to $331,000 for the three months ended June 30, 2001. Of the increase, income before the disposal of business segments decreased $283,000 while a gain of $490,000 was reported on the sale of the subsidiary American Bank of Illinois.

The Company reported a net loss of $1.9 million for the six months ended June 30, 2001. This represents a decrease of $2.4 million which was primarily due to the loss on the sale of the subsidiaries of $1.9 million and associated expenses.

NET INTEREST INCOME. Net interest income decreased $201,000, or 13.2% from $1.5 million for the three months ended June 30, 2000 to $1.3 million for the three months ended June 30, 2001.

Net interest income decreased $429,000, or 13.6% from $3.2 million for the six months ended June 30, 2000 to $2.7 million for the six months ended June 30, 2001.

INTEREST INCOME. Interest income decreased by $623,000, or 16.6% from $3.8 million for the three months ended June 30, 2000 to $3.1 million for the three months ended June 30, 2001. Interest income on loans decreased by $414,000, or 15.5% from $2.7 million for the three months ended June 30, 2000 to $2.3 million for the three months ended June 30, 2001. The decrease is primarily due to a volume decrease as the balance of loans decreased $11.4 million, or 9.1% from $126.1 million for the quarter ended June 30, 2000 (restated) to $114.7 million for the quarter ended June 30, 2001 (restated). The decrease in interest income on the investment portfolio of $209,000, or 19.2% was primarily due to the reduction of the investment portfolio.

Interest income decreased $1.2 million, or 15.5% from $7.6 million for the six months ended June 30, 2000 to $6.4 million for the six months ended June 30, 2001. The decrease is primarily due to the loan portfolio reflecting a volume decrease of $11.8 million, or 9.3% from $127.0 million for the six months ended June 30, 2000 (restated) to $115.2 million for the six months ended June 30, 2001 (restated). The decrease in interest income on the investment portfolio of $535,000, or 24.3% was due to a volume decrease of $9.9 million, or 14.8% from $67.0 million for the six months ended June 30, 2000 to $57.1 million for the six months ended June 30, 2001. In addition, the yield on the investment portfolio has decreased 70 basis points, from 6.5% for the six months ended June 30, 2000 to 5.8% for the six months ended June 30, 2001.

INTEREST EXPENSE. Interest expense decreased by $422,000, or 18.9% from $2.2 million for the three months ended June 30, 2000 to $1.8 million for the three months ended June 30, 2001. Interest expense on borrowings decreased by $417,000, or 79.1% from $527,000 for the three months ended June 30, 2000 to $110,000 for the three months ended June 30, 2001. The primary reason for the decrease was due to the reduction in borrowings from $29.6 million for the three months ended June 30, 2000 to $9.7 million for the three months ended June 30, 2001.

Interest expense decreased by $751,000, or 16.9% from $4.4 million for the six months ended June 30, 2000 to $3.7 million for the six months ended June 30, 2001. The decrease was due to interest expense on borrowings having a volume decrease of $28.9 million, or 77.7% from $37.2 million for the six months ended June 30, 2000 to $8.3 million for the six months ended June 30, 2001.

PROVISION FOR LOAN LOSSES. The Company established provisions for loan losses of $400,000 and $283,000 for the three months ended June 30, 2001 and 2000, respectively. The Company's provisions for loan losses were made to maintain the allowance for loan losses at an adequate level during the period. While management believes that the allowance for loan losses is adequate at the present time, there can be no assurance that the allowance for loan losses will be adequate to cover any losses on non-performing assets in the future.

The Company established provisions for loan losses of $449,000 and $339,000 for the six months ended June 30, 2001 and 2000, respectively. The Company's provisions for loan losses are based on a quarterly analysis of the allowance for loan and lease loss reserves. The review process applies different risk ratings to the concentration of credit within the total loan portfolio. In addition, the process takes into consideration the effect that changing economic conditions has had on individual credits in the past, present and future. While management believes that the allowance for loan losses is adequate at the present time, there can be no assurance that the allowance for loan losses will be adequate to cover any losses on non-performing assets in the future.

NONINTEREST INCOME. Noninterest income decreased by $58,000, or 15.4% from $376,000 for the three months ended June 30, 2000 to $318,000 for the three months ended June 30, 2001. The decrease was primarily the result of a decrease of $45,000, or 46.9% in the commissions generated from annuity and brokerage sales, as a result of the volatility of the stock market, from $96,000 for the three months ended June 30, 2000 to $51,000 for the three months ended June 30, 2001.

Noninterest income decreased by $200,000, or 24.3% from $823,000 for the six months ended June 30, 2000 to $623,000 for the six months ended June 30, 2001. The decrease was primarily a result of a decrease of $129,000, or 20.8% in service fees from $621,000 for the six months ended June 30, 2000 to $492,000 for the six months ended June 30, 2001. This decrease reflects the decrease in loan fees as the result of the decreasing loan portfolio.

NONINTEREST EXPENSE. Noninterest expense increased by $23,000, or 1.6% from $1.4 million for the three months ended June 30, 2000 to $1.5 million for the three months ended June 30, 2001. Of the increase, salaries and employee benefits decreased $111,000, or 16.4% from $677,000 for the three months ended June 30, 2000 to $566,000 for the three months ended June 30, 2001 primarily as the result of the Employee Stock Ownership Plan ("ESOP") being terminated after December, 2000 and the final Management Recognition Plan ("MRP") allocation being made in 2000. In addition, data processing fees increased $42,000, or 59.2% from $71,000 for the three months ended June 30, 2000 to $113,000 for the three months ended June 30, 2001 due to conversion related expenses.

Noninterest expense decreased by $149,000, or 5.0% from $3.0 million for the six months ended June 30, 2000 to $2.8 million for the six months ended June 30, 2001. Of the decrease, salaries and employee benefits decreased $352,000, or 23.9% from $1.5 million for the six months ended June 30, 2000 to $1.1 million for the six months ended June 30, 2001 primarily as the result of the ESOP being terminated after December, 2000 and the final MRP allocation being made in 2000. In addition, conversion related expenses increased by $137,000, or 26.8% from $512,000 for the six months ended June 30, 2000 to $649,000 for the six months ended June 30, 2001.

INCOME TAX EXPENSE (BENEFIT). The Company's income tax expense (benefit) was estimated at ($66,000) and $50,000 for the three months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000, income taxes were estimated to be $23,000 and $207,000, respectively. The losses from the sale of the subsidiary banks are considered capital losses and do not reduce income from operations for income tax purposes.

DISPOSAL OF BUSINESS SEGMENTS. On April 20, 2001, the Company sold American Bank of Illinois for a gain on the sale of $592,000. The equity in the earnings for the three months ended June 30, 2001 was reduced by $102,000.

For the six months ended June 30, 2001, the Company has sold three of its business segments which has resulted in a loss of $1.8 million. The equity in the earnings for the six months ended June 30, 2001 was reduced by $152,000.

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

The primary investing activity of the Company is the purchase of investment securities. Other investing activities include origination of loans and purchases of mortgage-backed and related securities. The primary financing activity of the Company is accepting savings deposits and obtaining short-term borrowings through Federal Home Loan Bank advances.

The Company has other sources of liquidity if there is a need for funds. The Company has a portfolio of unpledged investment securities and mortgage-backed and related securities with an aggregate market value of $13.1 million at June 30, 2001 classified as available for sale. Another source of liquidity is the ability of CB&T to obtain advances from the Federal Home Loan Bank of Chicago. In addition, the Company maintains a significant portion of its investments in interest- bearing deposits at other financial institutions that would be available if needed.

The Company anticipates that it will have sufficient funds available to meet commitments outstanding and to meet loan demand. As of June 30, 2001, the Company's ratios of Tier I capital to adjusted total assets was 17.7%, as compared to the required level of 3.0%. The risk-based capital ratio at that date was 30.8%, as compared to the requirement of 8.0%.

   PART II.  OTHER INFORMATION
             -----------------

         ITEM 1.  LEGAL PROCEEDINGS

                  There are no pending regulatory proceedings to which the Company, CB&T or its subsidiaries is a party or to which any of their properties is subject which are currently expected to result in a material loss. From time to time, CB&T is a party to various legal proceedings incident to its business.

                  Stuart Chris Engel, an established customer (since March
         1999), was indicted in the United States District Court, Central District of Illinois, in criminal case number 00-20046 on August 18, 2000 for his alleged involvement in a conspiracy to commit mail fraud, wire fraud, money laundering, and conducting financial transactions with the proceeds of illegal activity. In Count 21 of the indictment, as a result of the preceding criminal charges, and in a parallel civil forfeiture proceeding, the U. S. seeks to forfeit any and all interests the 19 named co-conspirators may have individually and or in association with each other, or others, in and to all properties, real and personal, involved in the aforestated offenses and property traceable to such property equal to at least $12,500,000. The assets subject to the government's forfeiture proceeding include assets of Engel and others that have been pledged as security for loans made by the Company. These assets include commercial and personal real estate, vehicles, equipment, and inventory. The Company is vigorously contesting the forfeiture and is seeking to recover against the assets securing its loans, which total approximately $1.7 million. The Company and its attorneys are working with the federal prosecutor in locating, securing, and liquidating the assets of Engel used to secure his loans. The Company has been unsuccessful, to date, in its efforts to realize any value for its collateral. Therefore, the projected recovery of any part of the charged-off loans is undeterminable at this time.

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not applicable

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         None

         ITEM 5.  OTHER INFORMATION

         None

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits

                  2.1 Agreement of Affiliation and Merger, dated as of March 30, 2001, by and among First Financial Corporation, FFC Merger Corp. and Community Financial Corp., filed as Annex A to the Company's Preliminary Proxy Statement filed on August 9, 2001, is incorporated herein by reference.

                  2.2 Amendment No. 1 to Agreement of Affiliation and Merger, dated as of March 30, 2001, by and among First Financial Corporation, FFC Merger Corp. and Community Financial Corp., filed as Annex B to the Company's Preliminary Proxy Statement filed on August 9, 2001, is incorporated herein by reference.

                  (b) Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K on April 4, 2001 to report that the Company had entered into an Agreement of Affiliation and Merger, dated as of March 30, 2001, by and between First Financial Corporation, FFC Merger Corp. and the Company.

                                 SIGNATURES


         Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        COMMUNITY FINANCIAL CORP.



Date: August 13, 2001                   /s/ Wayne H. Benson
                                        ---------------------------------------
                                        Wayne H. Benson
                                        (President and Chief Executive Officer)




Date: August 13, 2001                   /s/ Douglas W. Tompson
                                        --------------------------------------
                                        Douglas W. Tompson
                                        (Chief Financial Officer)