Form 10QSB
period 2001-09-30
COMMUNITY FINANCIAL CORP /IL/
filed 2001-11-14
CIK 934858

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



(Mark One)
    x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----  SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended September 30, 2001


                                       OR


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----  SECURITIES EXCHANGE ACT OF 1934



Commission File Number: 0-26292


                            COMMUNITY FINANCIAL CORP.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)


               ILLINOIS                               37-1337630
              ----------                             ------------
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No.)


240 E. CHESTNUT STREET, OLNEY, ILLINOIS               62450-2295
----------------------------------------             ------------
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

        As of November 9, 2001, the Registrant had 2,147,470 shares of Common Stock issued and outstanding.

        Transitional Small Business Disclosure Format (Check one):
Yes        No   X
    -----     -----


                                                  CONTENTS


PART I. FINANCIAL INFORMATION                                                                          PAGE
        ---------------------                                                                          ----


  Item 1. Financial Statements

        Consolidated Balance Sheets as of September 30, 2001
            and December 31, 2000.........................................................................3

        Consolidated Statements of Income for the Three-Month and Nine-Month
            Periods Ended September 30, 2001 and 2000.....................................................4

        Consolidated Statements of Cash Flows for the Three-Month and Nine-Month
            Periods Ended September 30, 2001 and 2000.....................................................5

        Consolidated Statements of Stockholders' Equity for the
            Nine-Month Period Ended September 30, 2001....................................................7

        Notes to Consolidated Financial Statements........................................................8


  Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................................................10


PART II. OTHER INFORMATION
         -----------------


  Item 1. Legal Proceedings..............................................................................14

  Item 2. Changes in Securities..........................................................................14

  Item 3. Quantitative and Qualitative Disclosure About Market Risk......................................14

  Item 4. Submission of Matters to a Vote of Security-Holders............................................14

  Item 5. Other Information..............................................................................14

  Item 6. Exhibits and Reports on Form 8-K...............................................................14


SIGNATURES...............................................................................................15


                          PART I - FINANCIAL INFORMATION
                     COMMUNITY FINANCIAL CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN THOUSANDS)

                                                         SEPTEMBER 30    DECEMBER 31
ASSETS                                                       2001            2000
------                                                    (UNAUDITED)     (AUDITED)
                                                          -----------     ---------
CASH AND CASH EQUIVALENTS:
  CASH                                                     $   3,909      $   8,936
  INTEREST BEARING DEPOSITS                                   37,496         11,507
                                                           ---------      ---------
 TOTAL CASH AND CASH EQUIVALENTS                              41,405         20,443

SECURITIES AVAILABLE FOR SALE (amortized cost                 22,080         57,073
  of $21,994 (2001) and $57,407 (2000))
SECURITIES HELD TO MATURITY (estimated market value              859            909
  of $872 (2001) and $917 (2000))
MORTGAGE-BACKED & RELATED SECURITIES AVAILABLE FOR SALE        7,959         10,909
  (amortized cost of $7,887 (2001) and $11,036 (2000))
LOANS RECEIVABLE, net                                        109,877        171,542
FORECLOSED REAL ESTATE, net                                      137            458
ACCRUED INTEREST RECEIVABLE                                    1,564          2,854
PREMISES AND EQUIPMENT, net                                    2,884          7,149
PREPAID INCOME TAXES                                             810            677
DEFERRED INCOME TAXES                                            182            698
GOODWILL                                                           0          3,578
CORE DEPOSIT INTANGIBLE                                            0            589
OTHER ASSETS                                                     599            818
                                                           ---------      ---------
      TOTAL ASSETS                                         $ 188,356      $ 277,697
                                                           =========      =========

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------

DEPOSITS                                                   $ 143,950      $ 232,785
FEDERAL HOME LOAN BANK ADVANCES                                5,000          6,000
REPURCHASE AGREEMENTS                                          5,343          2,766
ADVANCES FROM BORROWERS FOR TAXES AND INSURANCE                   16             30
ACCRUED INTEREST PAYABLE                                         326            499
OTHER LIABILITIES                                                841            727
                                                           ---------      ---------
      TOTAL LIABILITIES                                    $ 155,476      $ 242,807
                                                           =========      =========

STOCKHOLDER EQUITY:
  COMMON STOCK, $.01 PAR VALUE PER SHARE:
  7,000,000 SHARES AUTHORIZED; 2,147,470
  SHARES ISSUED AT SEPTEMBER 30, 2001
  AND DECEMBER 31, 2000                                    $      26      $      26
  ADDITIONAL PAID-IN CAPITAL                                  25,641         25,641
  TREASURY STOCK                                              (6,263)        (6,263)
  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)                  104           (303)
  RETAINED EARNINGS                                           13,372         15,789
                                                           ---------      ---------
     TOTAL STOCKHOLDER EQUITY                              $  32,880      $  34,890
                                                           ---------      ---------

      TOTAL LIABILITIES AND STOCKHOLDER EQUITY             $ 188,356      $ 277,697
                                                           =========      =========

See accompanying notes to consolidated financial statements.


                                         COMMUNITY FINANCIAL CORP. AND SUBSIDIARY
                                             CONSOLIDATED STATEMENT OF INCOME
                                                  (DOLLARS IN THOUSANDS)
                                                        (UNAUDITED)

                                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                      SEPTEMBER 30                    SEPTEMBER 30
                                                                  2001            2000            2001           2000
                                                              ---------------------------     ---------------------------
INTEREST INCOME:
   INTEREST ON LOANS                                          $     2,354     $     2,688     $     7,101     $     8,080
   INTEREST ON MORTGAGE-BACKED AND RELATED SECURITIES                  87             515             372           1,614
   INTEREST ON INVESTMENTS AND INTEREST-BEARING DEPOSITS              732             565           2,115           1,669
                                                              -----------     -----------     -----------     -----------
     TOTAL INTEREST INCOME                                    $     3,173     $     3,768     $     9,588     $    11,363
                                                              -----------     -----------     -----------     -----------
INTEREST EXPENSE:
   INTEREST ON DEPOSITS                                       $     1,589     $     1,895     $     5,063     $     5,245
   INTEREST ON OTHER BORROWED FUNDS                                   118             396             336           1,489
                                                              -----------     -----------     -----------     -----------
     TOTAL INTEREST EXPENSE                                   $     1,707     $     2,291     $     5,399     $     6,734
                                                              -----------     -----------     -----------     -----------
     NET INTEREST INCOME                                      $     1,466     $     1,477     $     4,189     $     4,629
PROVISIONS FOR LOAN LOSSES                                          1,396           1,835     $     1,845     $     2,174
                                                              -----------     -----------     -----------     -----------
     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      $        70     $      (358)    $     2,344     $     2,455
                                                              -----------     -----------     -----------     -----------
NON-INTEREST INCOME:
   SERVICE FEES                                               $       248     $       266     $       740     $       887
   INSURANCE AND ANNUITY COMMISSIONS                                   54              92             158             264
   NET GAIN (LOSS) ON SALE OF SECURITIES                              (20)              0             (20)             (4)
   OTHER                                                               17              53              44              87
                                                              -----------     -----------     -----------     -----------
     TOTAL NON-INTEREST INCOME                                $       299     $       411     $       922     $     1,234
                                                              -----------     -----------     -----------     -----------
NON-INTEREST EXPENSE:
   COMPENSATION AND BENEFITS                                  $       562     $       667     $     1,680     $     2,137
   OCCUPANCY                                                           84              96             267             264
   EQUIPMENT AND FURNISHINGS                                          108             129             321             317
   DATA PROCESSING                                                     99              80             311             221
   FEDERAL DEPOSIT INSURANCE PREMIUMS                                  96              37             268             110
   PROFESSIONAL FEES                                                  (24)            156             413             527
   SUPPLIES                                                            12              54              62             106
   GOODWILL                                                             0               0               0               0
   OTHER                                                              403             271             863             803
                                                              -----------     -----------     -----------     -----------
     TOTAL NON-INTEREST EXPENSE                               $     1,340     $     1,490     $     4,185     $     4,485
                                                              -----------     -----------     -----------     -----------
     INCOME (LOSS) BEFORE INCOME TAXES                        $      (971)    $    (1,437)    $      (919)    $      (796)
PROVISION (BENEFIT) FOR INCOME TAXES                                 (321)           (431)           (298)           (224)
                                                              -----------     -----------     -----------     -----------
INCOME (LOSS) BEFORE DISPOSAL OF BUSINESS SEGMENTS            $      (650)    $    (1,006)    $      (621)           (572)
DISPOSAL OF BUSINESS SEGMENTS
   EQUITY IN EARNINGS (LOSS) OF SOLD SUBSIDIARIES                       0              25            (152)             34
   GAIN (LOSS) ON SALE OF SUBSIDIARIES                                152               0          (1,644)              0
                                                              -----------     -----------     -----------     -----------
     NET INCOME (LOSS)                                        $      (498)    $      (981)    $    (2,417)    $      (538)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAX
   UNREALIZED GAIN (LOSS) ON SECURITIES AVAILABLE FOR
   SALE ARISING IN PERIOD                                              44             591             407             576
                                                              -----------     -----------     -----------     -----------

 COMPREHENSIVE INCOME (LOSS)                                  $      (454)    $      (390)    $    (2,010)    $        38
                                                              ===========     ===========     ===========     ===========

WEIGHTED SHARES OUTSTANDING FOR BASIC EARNINGS PER SHARE        2,147,470       2,121,524       2,147,470       2,122,860
BASIC EARNINGS (LOSS) PER SHARE                               $     (0.23)    $     (0.46)    $     (1.13)    $     (0.25)
                                                              ===========     ===========     ===========     ===========
WEIGHTED SHARES OUTSTANDING FOR DILUTED EARNINGS PER SHARE      2,162,643       2,121,524       2,153,526       2,122,860
DILUTED EARNINGS (LOSS) PER SHARE                             $     (0.23)    $     (0.46)    $     (1.12)    $     (0.25)
                                                              ===========     ===========     ===========     ===========

See accompanying notes to consolidated financial statements.


                                        COMMUNITY FINANCIAL CORP. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                                 (DOLLARS IN THOUSANDS)
                                                      (UNAUDITED)

                                                                         THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                            SEPTEMBER 30             SEPTEMBER 30
                                                                         2001         2000         2001         2000
                                                                       ---------------------     ---------------------
OPERATING ACTIVITIES:
 NET INCOME (LOSS)                                                     $   (498)    $   (981)    $ (2,417)    $   (538)
 ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
   PROVISION FOR DEPRECIATION                                               119          138          356          309
   PROVISION FOR LOAN LOSSES                                              1,396        1,834        1,845        2,174
   ACCRETION OF DISCOUNTS ON SECURITIES                                     (11)          (8)         (35)         (24)
   AMORTIZATION OF PREMIUMS ON SECURITIES                                     3           14            8           47
   DECREASE IN ACCRUED INTEREST RECEIVABLE                                   73         (195)         511          107
   DECREASE IN OTHER ASSETS                                                (206)        (130)         111          314
   (DECREASE) INCREASE IN ACCRUED INCOME TAXES                             (736)        (674)        (173)        (717)
   DECREASE IN DEFERRED INCOME TAXES                                       (127)         272           59          504
   INCREASE (DECREASE) IN ACCRUED INTEREST PAYABLE                           41           89          112          140
   INCREASE (DECREASE) IN OTHER LIABILITIES                                 451          127          279         (516)
   STOCK DIVIDEND ON FHLB STOCK                                             (42)         (43)        (136)         (84)
   DIVESTMENT OF SUBSIDIARIES                                                 0            0        1,644            0
   LOSS (GAIN) ON SALE OF SECURITIES AND MORTGAGE-BACKED
     AND RELATED SECURITIES                                                  20            0           20            4
   LOSS (GAIN) IN SALE OF PREMISES AND EQUIPMENT                              0            0            0           (7)
                                                                       --------     --------     --------     --------

   NET CASH PROVIDED BY OPERATING ACTIVITIES                           $    483     $    443     $  2,184     $  1,713
                                                                       --------     --------     --------     --------

INVESTING ACTIVITIES:

   PROCEEDS FROM SALES OF SECURITIES HELD TO MATURITY                         0          416            0          416
   PROCEEDS FROM MATURITIES OF SECURITIES HELD TO MATURITY                    0            0           50          210
   PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE FOR SALE             16,515            0       35,015          105
   PROCEEDS FROM SALES OF MORTGAGE-BACKED AND RELATED
     SECURITIES AVAILABLE FOR SALE                                          439            9          439          330
   PURCHASE OF SECURITIES AVAILABLE FOR SALE                             (6,496)           0      (23,996)           0
   PROCEEDS FROM DIVESTMENTS                                                  0            0       11,600            0
   DECREASE IN LOAN RECEIVABLE                                              737        2,514        4,070        7,088
   PRINCIPAL COLLECTED ON MORTGAGE-BACKED AND RELATED
     SECURITIES                                                             852        1,613        2,222        4,238
   DECREASE (INCREASE) IN FORECLOSED REAL ESTATE                             (9)        (188)         242         (262)
   PURCHASE OF PREMISES AND EQUIPMENT                                         0            0           (5)         (74)
   PROCEEDS FROM SALE OF EQUIPMENT                                            0            3            0           10
                                                                       --------     --------     --------     --------

    NET CASH PROVIDED BY INVESTING ACTIVITIES                          $ 12,038     $  4,367     $ 29,637     $ 12,061
                                                                       --------     --------     --------     --------


                                COMMUNITY FINANCIAL CORP. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (DOLLARS IN THOUSANDS)
                                               (UNAUDITED)

                                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                                              JUNE 30                   JUNE 30
                                                         2001         2000         2001         2000
                                                      -----------------------   -----------------------

FINANCING ACTIVITIES:
NET INCREASE (DECREASE) IN DEPOSITS                   $   (1,339)  $   (3,423)  $     (919)  $    8,808
   INCREASE IN ADVANCES FROM BORROWERS
    FOR TAXES AND INSURANCE                                  (40)          (4)         (14)          26
   INCREASE (DECREASE) IN FHLB ADVANCES                        0       (6,439)           0      (21,509)
   INCREASE (DECREASE) IN REPURCHASE AGREEMENTS              608           65        2,576       (2,250)
   UNEARNED EMPLOYEE STOCK OWNERSHIP PLAN                      0            0            0           28
   AMORTIZATION OF MRP                                         0            0            0          115
                                                      ----------   ----------   ----------   ----------

   CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES    $     (771)  $   (9,801)  $    1,643   $  (14,782)
                                                      ----------   ----------   ----------   ----------

   INCREASE IN CASH AND CASH EQUIVALENTS                  11,750       (4,991)      33,464       (1,008)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          29,655       10,267        7,941        6,284
                                                      ----------   ----------   ----------   ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $   41,405   $    5,276   $   41,405   $    5,276
                                                      ==========   ==========   ==========   ==========



SUPPLEMENTAL DISCLOSURES:
  ADDITIONAL CASH FLOWS INFORMATION:
   CASH PAID FOR:
    INTEREST ON DEPOSITS, ADVANCES AND
     OTHER BORROWINGS                                 $    1,748   $    2,381   $    5,511   $    6,874

   INCOME TAXES:
    FEDERAL                                           $        0   $        0   $       45   $      250
    STATE                                             $        0   $        0   $        0   $        0

SCHEDULE OF NONCASH INVESTING ACTIVITIES:
  STOCK DIVIDENDS DISTRIBUTED BY THE
   FEDERAL HOME LOAN BANK OF CHICAGO                  $       42   $       43   $      136   $       84


                                             COMMUNITY FINANCIAL CORP. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                      (DOLLARS IN THOUSANDS)
                                                            (UNAUDITED)

                                                                                              ACCUMULATED
                                      ADDITIONAL                                                 OTHER
                             COMMON    PAID-IN    TREASURY   UNALLOCATED   MRP    RETAINED   COMPREHENSIVE            COMPREHENSIVE
                              STOCK    CAPITAL     STOCK     ESOP SHARES  STOCK   EARNINGS   INCOME/(LOSS)    TOTAL   INCOME/(LOSS)
                             ------------------------------------------------------------------------------------------------------

BALANCE
  DECEMBER 31, 2000          $   26    $ 25,641   $ (6,263)    $    0     $    0  $ 15,789      $  (303)    $ 34,890

COMPREHENSIVE INCOME/(LOSS)
 NET INCOME/(LOSS)                                                                $ (2,417)                 $ (2,417)   $ (2,417)
 OTHER COMPREHENSIVE INCOME
  UNREALIZED GAINS (LOSS)
   ON SECURITIES                                                                                                        $    617
  RELATED TAX EFFECTS                                                                                                   $   (210)
                                                                                                                        --------

 OTHER COMPREHENSIVE INCOME                                                                     $   407     $    407    $    407
                                                                                                                        --------

COMPREHENSIVE INCOME/(LOSS)                                                                                             $ (2,010)
                                                                                                                        ========


BALANCE
September 30, 2001           $   26    $ 25,641   $ (6,263)    $    0     $    0  $ 13,372      $   104     $ 32,880
                             =======================================================================================



See accompanying notes to consolidated financial statements.

                            COMMUNITY FINANCIAL CORP.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                               September 30, 2001

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

(2)      BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three months ended and nine months ended September 30, 2001 and 2000.

(3)      PRINCIPLES OF CONSOLIDATION

         The accompanying unaudited consolidated financial statements include the accounts of Community Financial Corp. and Community Bank & Trust, N.A. All significant intercompany items have been eliminated.


(5)    EARNINGS PER SHARE

                                                For the three months ended September 30, 2001
                                                ---------------------------------------------

                                                     Income          Shares       Per Share
                                                                                    Amount
       Basic earnings (loss) per share
        Income (loss) available to
          common shareholders                     $   (497,318)     2,147,470     $   (0.23)

       Effect of dilutive activities:
        Stock Options                                                  15,173

       Dilutive earnings (loss) per share
        Income (loss) available to
          common shareholders                     $   (497,318)     2,162,643     $   (0.23)


                                                 For the nine months ended September 30, 2001
                                                 --------------------------------------------
                                                     Income          Shares       Per Share
                                                                                    Amount
       Basic earnings (loss) per share
        Income (loss) available to
          common shareholders                     $ (2,417,652)     2,147,470     $   (1.13)

       Effect of dilutive activities:
        Stock Options                                                   6,056

       Dilutive earnings (loss) per share
        Income (loss) available to
          common shareholders                     $ (2,417,652)     2,153,526     $   (1.12)



See accompanying notes to consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2001 AND
DECEMBER 31, 2000.

The Company's financial condition decreased during the period as reflected by a decrease in total assets of $89.3 million, or 32.2% from $277.7 million at December 31, 2000 to $188.4 million at September 30, 2001. The decrease was primarily due to the sales of The Egyptian State Bank, which reduced assets by $39.1 million, and Mid-America Bank of St. Clair County, which reduced assets by $30.0 million, both of which were completed on February 28, 2001, and by the sale of American Bank of Illinois in Highland on April 20, 2001, which reduced assets by $33.9 million. After restating the December 31, 2000 financial statements to remove the effects of the sale of the subsidiaries, the Company's financial position remained unchanged as total assets increased, net of sale proceeds of $11.6 million, by $2.1 million, or 1.1% from $186.3 million at December 31, 2000 (restated) to $188.4 million at September 30, 2001.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000.

NET INCOME. Net income increased $483,000, or 49.2% from a loss of $981,000 for the three months ended September 30, 2000 to a loss of $498,000 for the three months ended September 30, 2001. The increase is primarily due to a reduction of $439,000, or 23.9% in provision for loan losses from $1.8 million for the three months ended September 30, 2000 to $1.4 million for the three months ended September 30, 2001.

The Company reported a net loss of $2.4 million for the nine months ended September 30, 2001. This represents a decrease of $1.9 million, which was primarily due to the loss on the sale of the subsidiaries of $1.8 million and associated expenses.

NET INTEREST INCOME. Net interest income decreased $11,000, or 0.7% from $1.5 million for the three months ended September 30, 2000 to $1.5 million for the three months ended September 30, 2001.

Net interest income decreased $440,000, or 9.5% from $4.6 million for the nine months ended September 30, 2000 to $4.2 million for the nine months ended September 30, 2001.

INTEREST INCOME. Interest income decreased by $595,000, or 15.8% from $3.8 million for the three months ended September 30, 2000 to $3.2 million for the three months ended September 30, 2001. Interest income on loans decreased by $334,000, or 12.4% from $2.7 million for the three months ended September 30, 2000 to $2.4 million for the three months ended September 30, 2001. The decrease is primarily due to a volume decrease as the average balance of loans decreased $11.4 million, or 9.2% from $123.5 million for the quarter ended September 30, 2000 (restated) to $112.1 million for the quarter ended September 30, 2001. The decrease in interest income on investment securities and interest bearing deposits of $261,000, or 24.2% was primarily due to a volume decrease. The average balance of securities and interest bearing deposits decreased $12.7 million, or 16.5% from $77.1 million for the quarter ended September 30, 2000 (restated) to $64.4 million for the quarter ended September 30, 2001.

Interest income decreased $1.8 million, or 15.8% from $11.4 million for the nine months ended September 30, 2000 to $9.6 million for the nine months ended September 30, 2001. Of the decrease, $979,000 was primarily due to the loan portfolio reflecting a volume decrease of $11.6 million, or 9.2% from $125.8 million for the nine months ended September 30, 2000 (restated) to $114.2 million for the nine months ended September 30, 2001. The decrease in interest income on securities and interest bearing deposits of $796,000, or 24.2% was due to a volume decrease on the average balance of securities and interest bearing deposits of $19.2 million, or 24.3%. The average balance of securities and interest bearing deposits were $79.1 million for the nine months ended September 30, 2000 (restated) to $59.9 million for the nine months ended September 30, 2001. In addition, the yield on securities and interest-bearing deposits has decreased 78 basis points, from 6.2% for the nine months ended September 30, 2000 to 5.4% for the nine months ended September 30, 2001.

INTEREST EXPENSE. Interest expense decreased by $584,000, or 25.5% from $2.3 million for the three months ended September 30, 2000 to $1.7 million for the three months ended September 30, 2001. Interest expense on deposits decreased by $306,000, or 16.1% from $1.9 million for the three months ended September 30, 2000 to $1.6 million for the three months ended September 30, 2001. The decrease was primarily due to a volume decrease on average deposits of $6.6 million, or 4.5% from $145.4 million for the three months ended September 30, 2000 (restated) to $138.8 million for the three months ended September 30, 2001. Interest expense on borrowings decreased by $278,000, or 70.2% from $396,000 for the three months ended September 30, 2000 to $118,000 for the three months ended September 30, 2001. The primary reason for the decrease was due to the reduction in the average balance of borrowings of $14.1 million, or 56.9% from $24.8 million for the three months ended September 30, 2000 (restated) to $10.7 million for the three months ended September 30, 2001.

Interest expense decreased by $1.3 million, or 19.4% from $6.7 million for the nine months ended September 30, 2000 to $5.4 million for the nine months ended September 30, 2001. The decrease was due to interest expense on borrowings having a volume decrease on the average balance of borrowings of $24.1 million, or 72.8% from $33.1 million for the nine months ended September 30, 2000 (restated) to $9.0 million for the nine months ended September 30, 2001.

PROVISION FOR LOAN LOSSES. The Company established provisions for loan losses of $1.4 million and $1.9 million for the three months ended September 30, 2001 and 2000, respectively. Of the $1.4 million, $1.2 million was due to a partial charge off of a commercial loan that is undergoing a reorganization plan. Of the $1.9 million, $1.5 million was for a secured commercial loan charge off which involved a customer who was indicted by the United States for alleged involvement in a Ponzi scheme. The security which the U.S. Department of Justice seized included commercial real estate, vehicles and inventory that were pledged. The Company and its attorneys are working with the federal prosecutor in locating, securing and liquidating the assets used to secure the loans. The projected recovery of any part of the charged off loan is undeterminable at this time. The increase in the provision for loan losses was based on the quarterly analysis of the allowance for loan and lease loss reserves indicating that additional reserves were needed. The review process applies different risk ratings to the concentrations of credit within the total loan portfolio. In addition, the process takes into consideration the effect that changing economic conditions has had on individual credits in the past, present and future. The increase in the provision for loan losses was the result of identifying a need to add to the reserves.

The Company established provisions for loan losses of $1.8 million and $2.2 million for the nine months ended September 30, 2001 and 2000, respectively. Of the $1.8 million, $1.2 million was due to a partial charge off of a commercial loan that is undergoing a reorganization plan. Of the $2.2 million, $1.5 million was for a secured commercial loan charge off which involved a customer who was indicted by the United States for his alleged involvement in a Ponzi scheme. The security which the U.S. Department of Justice seized included commercial real estate, vehicles and inventory that were pledged as security for a commercial loan. The Company and its attorneys are working with the federal prosecutor in locating, securing and liquidating the assets used to secure the loan. The projected recovery of any part of the charged off loan is undeterminable at this time. In addition, analysis of the allowance for loan and lease loss reserves indicated that additional reserves were needed. The review process applies different risk ratings to the concentrations of credit within the total loan portfolio. In addition, the process takes into consideration the effect that changing economic conditions has had on individual credits in the past, present and future. The increase in the provision for loan losses was the result of identifying a need to add to the reserves.

NONINTEREST INCOME. Noninterest income decreased by $112,000, or 27.3% from $411,000 for the three months ended September 30, 2000 to $299,000 for the three months ended September 30, 2001. The decrease was primarily a result of a decrease of $38,000, or 41.3% in the commissions generated from annuity and brokerage sales, as a result of the volatility of the stock market, from $92,000 for the three months ended September 30, 2000 to $54,000 for the three months ended September 30, 2001 as a result of the volatility of the stock market.

Noninterest income decreased by $312,000, or 25.3% from $1.2 million for the nine months ended September 30, 2000 to $922,000 for the nine months ended September 30, 2001. The decrease was primarily the result of a decrease of $147,000, or 16.6% in service fees from $887,000 for the nine months ended September 30, 2000 to $740,000 for the nine months ended September 30, 2001. This decrease reflects the decrease in loan fees as the result of the decreasing loan portfolio. In addition, commissions generated from annuity and brokerage sales decreased $106,000, or 40.2% from

$264,000 for the nine months ended September 30, 2000 to $158,000 for the nine months ended September 30, 2001.

NONINTEREST EXPENSE. Noninterest expense decreased by $150,000, or 10.1% from $1.5 million for the three months ended September 30, 2000 to $1.3 million for the three months ended September 30, 2001. Of the decrease, salaries and employee benefits decreased $105,000, or 15.7% from $667,000 for the three months ended September 30, 2000 to $562,000 for the three months ended September 30, 2001 primarily as the result of the Employee Stock Ownership Plan ("ESOP") being terminated after December, 2000 and the final Management Recognition Plan ("MRP") allocation being made in 2000.

Noninterest expense decreased by $300,000, or 6.7% from $4.5 million for the nine months ended September 30, 2000 to $4.2 million for the nine months ended September 30, 2001. Of the decrease, salaries and employee benefits decreased $457,000, or 21.4% from $2.1 million for the nine months ended September 30, 2000 to $1.7 million for the nine months ended September 30, 2001 primarily as the result of the ESOP being terminated after December, 2000 and the final MRP allocation being made in 2000.

INCOME TAX EXPENSE (BENEFIT). The Company's income tax expense (benefit) was estimated at ($321,000) and ($431,000) for the three months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, income taxes were estimated to be a benefit of ($298,000) and ($224,000), respectively. The losses from the sale of the subsidiary banks are considered capital losses and do not reduce income from operations for income tax purposes.

DISPOSAL OF BUSINESS SEGMENTS. For the nine months ended September 30, 2001, the Company has sold three of its business segments which has resulted in a loss of $1.6 million. The equity in the earnings for the nine months ended September 30, 2001 was reduced by $152,000.

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

The Company has other sources of liquidity if there is a need for funds. The Company has a portfolio of unpledged investment securities and mortgage-backed and related securities with an aggregate market value of $5.4 million at September 30, 2001 classified as available for sale. Another source of liquidity is the ability of CB&T to obtain advances from the Federal Home Loan Bank of Chicago. In addition, the Company maintains a significant portion of its investments in interest-bearing deposits at other financial institutions that would be available if needed.

The Company anticipates that it will have sufficient funds available to meet commitments outstanding and to meet loan demand. As of September 30, 2001, the Company's ratios of Tier I capital to adjusted total assets was 17.4%, as compared to the required level of 3.0%. The risk-based capital ratio at that date was 32.1%, as compared to the requirement of 8.0%.

PART II. OTHER INFORMATION
         -----------------

      ITEM 1. LEGAL PROCEEDINGS

               There are no pending regulatory proceedings to which the Company or its subsidiary CB&T is a party to which any of their properties is expected to result in a material loss. From time to time, CB&T is a party to various legal proceedings incident to its business.

               Stuart Chris Engel, an established customer (since March
               1999), was indicted in the United States District Court, Central District of Illinois, in criminal case number 00-20046 on August 18, 2000 for his alleged involvement in a conspiracy to commit mail fraud, wire fraud, money laundering, and conducting financial transactions with the proceeds of illegal activity. In Count 21 of the indictment, as a result of the preceding criminal charges the U. S. seeks to forfeit any and all interests the 19 named co-conspirators may have individually and or in association with each other, or others, in and to all properties, real and personal, involved in the aforestated offenses and property traceable to such property equal to at least $12,500,000. The assets subject to the government's forfeiture proceeding include assets of Engel and others that have been pledged as security for loans made by the Company. These assets include commercial and personal real estate, vehicles, equipment, and inventory. The Company is vigorously contesting the forfeiture and is seeking to recover against the assets securing its loans, which assets total approximately $1.7 million. The Company and its attorneys are working with the federal prosecutor in locating, securing, and liquidating the assets of Engel used to secure his loans. The Company has been unsuccessful, to date, in its efforts to realize any value for its collateral. Therefore, the projected recovery of any part of the charged-off loans is undeterminable at this time.

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




                                      COMMUNITY FINANCIAL CORP.



Date: November 13, 2001               /s/ Wayne H. Benson
                                      -------------------
                                      Wayne H. Benson
                                      (President and Chief Executive Officer)




Date: November 13, 2001               /s/ Douglas W. Tompson
                                      ----------------------
                                      Douglas W. Tompson
                                      (Chief Financial Officer)